Form 10-Q
period 2005-09-30
AIRGAS WEST INC; AIRGAS SAFETY INC; RUTLAND TOOL & SUPPLY CO INC; AIRGAS CARBONIC INC; AIRGAS INC; AIRGAS EAST INC; AIRGAS GREAT LAKES INC; AIRGAS MID AMERICA INC; AIRGAS NORTH CENTRAL INC; AIRGAS SOUTH INC
filed 2005-11-08
CIK 1158055, 1158056, 1158057, 1158058, 804212, 1158045, 1158046, 1158047, 1158048, 1158049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005
Commission file number: 1-9344
AIRGAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-0732648

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

259 North Radnor-Chester Road, Suite 100 Radnor, PA	19087-5283

(Address of principal executive offices)	(ZIP code)
(610) 687-5253
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Shares of common stock outstanding at November 3, 2005: 77,018,216 shares

AIRGAS, INC.
FORM 10-Q
September 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$714,426	$599,783	$1,405,101	$1,143,800

Costs and expenses
Cost of products sold (excluding depreciation)	355,533	293,081	698,397	559,302
Selling, distribution and administrative expenses	263,769	228,386	517,714	432,448
Depreciation	30,335	25,844	59,594	49,773
Amortization	1,308	1,520	2,607	2,953

Total costs and expenses	650,945	548,831	1,278,312	1,044,476

Operating income	63,481	50,952	126,789	99,324

Interest expense, net	(13,252)	(12,668)	(27,197)	(24,523)
Discount on securitization of trade receivables	(2,247)	(1,046)	(4,095)	(1,876)
Other income, net	582	(73)	1,493	349

Earnings before income taxes and minority interest	48,564	37,165	96,990	73,274

Income taxes	(18,230)	(13,936)	(36,487)	(27,477)
Minority interest in earnings of consolidated affiliate	(712)	(452)	(1,234)	(904)

Net earnings	$29,622	$22,777	$59,269	$44,893

Basic earnings per share	$0.39	$0.30	$0.78	$0.60

Diluted earnings per share (Note 4)	$0.38	$0.30	$0.76	$0.59

Weighted average shares outstanding:
Basic	76,600	74,700	76,400	74,400

Diluted	81,000	76,600	80,700	76,400

Comprehensive income	$31,492	$24,323	$60,960	$47,279

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	September 30,	March 31,
	2005	2005
ASSETS
Current Assets
Cash	$33,029	$32,640
Trade receivables, less allowances for doubtful accounts of $15,447 at September 30, 2005 and $11,108 at March 31, 2005	160,202	148,834
Inventories, net	241,364	221,609
Deferred income tax asset, net	24,072	26,263
Prepaid expenses and other current assets	32,859	36,911

Total current assets	491,526	466,257

Plant and equipment, at cost	2,086,002	1,971,218
Less accumulated depreciation	(751,942)	(701,876)

Plant and equipment, net	1,334,060	1,269,342

Goodwill	543,736	511,196
Other intangible assets, net	15,455	16,507
Other non-current assets	25,310	28,561

Total assets	$2,410,087	$2,291,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$129,681	$143,208
Accrued expenses and other current liabilities	208,983	183,132
Current portion of long-term debt	112,128	6,948

Total current liabilities	450,792	333,288

Long-term debt, excluding current portion	691,609	801,635
Deferred income tax liability, net	300,977	282,186
Other non-current liabilities	23,453	24,391
Minority interest in affiliate	57,191	36,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding at September 30, 2005 and March 31, 2005	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 77,834 and 77,467 shares issued at September 30, 2005 and March 31, 2005, respectively	778	775
Capital in excess of par value	271,717	257,042
Retained earnings	610,035	560,056
Accumulated other comprehensive income	4,300	2,609
Treasury stock, 974 and 1,356 common shares at cost at September 30, 2005 and March 31, 2005	(765)	(3,765)
Employee benefits trust, no shares and 338 common shares at cost at September 30, 2005 and March 31, 2005, respectively	—	(2,545)

Total stockholders’ equity	886,065	814,172

Total liabilities and stockholders’ equity	$2,410,087	$2,291,863

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
(In thousands)	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$59,269	$44,893
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	59,594	49,773
Amortization	2,607	2,953
Deferred income taxes	22,200	16,000
Gain on divestiture	—	(360)
(Gain) loss on sales of plant and equipment	(458)	13
Minority interest in earnings of consolidated affiliate	1,234	904
Stock issued for employee stock purchase plan	5,040	4,712
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	19,700	37,400
Trade receivables, net	(15,668)	(22,651)
Inventories, net	(14,723)	(24,214)
Prepaid expenses and other current assets	4,796	(2,001)
Accounts payable, trade	(14,081)	(1,787)
Accrued expenses and other current liabilities	2,959	(6,521)
Other long-term assets	4,104	1,796
Other long-term liabilities	1,520	(535)

Net cash provided by operating activities	138,093	100,375

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(105,881)	(65,642)
Proceeds from sales of plant and equipment	2,646	2,200
Proceeds from divestiture	—	828
Business acquisitions and holdback settlements	(75,602)	(180,398)
Other, net	319	5

Net cash used in investing activities	(178,518)	(243,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	279,324	342,044
Repayment of debt	(284,059)	(213,663)
Minority interest	(1,234)	(904)
Minority stockholder note prepayment	21,000	—
Exercise of stock options	11,210	11,387
Dividends paid to stockholders	(9,290)	(6,771)
Cash overdraft	23,863	16,032

Net cash provided by financing activities	40,814	148,125

Change in cash	$389	$5,493
Cash — Beginning of period	32,640	25,062

Cash — End of period	$33,029	$30,555

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the “Company”), as well as the Company’s consolidated affiliate, National Welders. Intercompany accounts and transactions, including those between the Company and National Welders, are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2005.
     The preparation of financial statements requires the use of estimates. The consolidated financial statements reflect, in the opinion of management, reasonable estimates and all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The interim operating results are not necessarily indicative of the results to be expected for an entire year.
     Certain reclassifications have been made to the prior period financial statements to conform to the current presentation. The reclassifications include the presentation of depository cash and cash overdrafts. The Company has changed from a net cash presentation on the balance sheet to a gross presentation. Previously, the Company did not show cash balances as all depository cash and cash overdrafts were combined and the net overdraft was recorded in other current liabilities. In the current presentation, depository cash and cash overdrafts are presented on a gross basis. Accordingly, the Statement of Cash Flows for each period presented also reflects the change in presentation and reconciles to the change in cash on the balance sheet. The Company adopted the current presentation as it is the practice among most companies and is more transparent.
(2) NEW ACCOUNTING PRONOUNCEMENTS
     On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. In December 2004 responding to the AJCA, the FASB issued Staff Position 109-1, Tax Deduction on Qualified Production Activities Provided by the AJCA, (“FSP 109-1”) and FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with in the AJCA, (“FSP 109-2”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109, Accounting for Income Taxes, and not as a tax rate reduction. FSP 109-1 was effective for the Company as of April 1, 2005 and had no impact on the current fiscal year. In addition, the Company evaluated the effects of the repatriation provision included in FSP 109-2 and concluded that it will not repatriate foreign earnings under the AJCA.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) ACQUISITIONS & DIVESTITURE
(a) Acquisitions
     During the first half of fiscal 2006, the Company completed five acquisitions with combined annual sales of approximately $100 million. The aggregate purchase price paid for the five acquisitions was approximately $76 million. The largest of these acquisitions was the June 1, 2005 purchase of the Industrial Products Division of LaRoche Industries (“LaRoche”). LaRoche is a leading distributor of anhydrous ammonia in the U.S. with annual sales of approximately $65 million. The LaRoche operations were incorporated into a new business unit, “Airgas Specialty Products,” that has been added to the All Other Operations business segment. The Company believes the bulk ammonia customers served by LaRoche represent a cross selling opportunity for the Company’s complimentary product lines. Also on June 1, 2005, the Company completed the acquisition of Kanox, Inc. (“Kanox”), a Kansas-based distributor of packaged gases and related hardgoods products with annual sales of approximately $23 million. Kanox represents an opportunity to improve geographic density and free-up capacity for future growth. The Kanox business has been added to the Distribution business segment. Costs in excess of net assets acquired (“goodwill”) related to the acquisitions totaled approximately $32 million.
(b) Divestiture
     In May 2004, the Company divested a janitorial products distribution business for cash proceeds of $828 thousand and recognized a gain of $360 thousand. Proceeds from the divestiture were used to reduce borrowings under the Company’s revolving credit facilities. The business was included in the Distribution segment and generated annual sales of approximately $5 million.
(4) EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock and common stock held by the Employee Benefits Trust. Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and warrants. The calculation of diluted earnings per share also assumes the conversion of National Welders’ preferred stock to Airgas common stock.
     The table below presents the computation of basic and diluted earnings per share for the three and six months ended September 30, 2005 and 2004:
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Basic Earnings per Share Computation	2005	2004	2005	2004
Numerator
Net earnings	$29,622	$22,777	$59,269	$44,893

Denominator
Basic shares outstanding	76,600	74,700	76,400	74,400

Basic earnings per share	$0.39	$0.30	$0.78	$0.60

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Diluted Earnings per Share Computation	2005	2004 (d)	2005	2004 (d)
Numerator
Net earnings	$29,622	$22,777	$59,269	$44,893
Plus: Preferred stock dividends (a) (b)	712	—	1,424	—
Plus: Income taxes on earnings of National Welders (c)	161	—	324	—

Net earnings assuming preferred stock conversion	$30,495	$22,777	$61,017	$44,893

Denominator
Basic shares outstanding	76,600	74,700	76,400	74,400
Incremental shares from assumed conversions:
Stock options and warrants	2,100	1,900	2,000	2,000
Preferred stock of National Welders (a)	2,327	—	2,327	—

Diluted shares outstanding	81,027	76,600	80,727	76,400

Diluted earnings per share	$0.38	$0.30	$0.76	$0.59

(a)	Pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, between June 6, 2005 and June 30, 2009, the preferred shareholders have the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock. If Airgas common stock has a market value of $24.45 per share, the stock and cash redemption options are equivalent.

(b)	If the preferred stockholders of National Welders convert their preferred stock to Airgas common stock, the 5% preferred stock dividend, recognized as “Minority interest in earnings of consolidated affiliate,” would no longer be paid to the preferred stockholders, resulting in additional net earnings for Airgas.

(c)	The earnings of National Welders are subject to taxation at both the National Welders and the Airgas level, net of an 80% dividend exclusion. Upon the assumed conversion of National Welders preferred stock to Airgas common stock, National Welders would become a wholly owned subsidiary of Airgas. As a wholly owned subsidiary, the net earnings of National Welders would not be subject to additional tax at the Airgas level.

(d)	The assumed conversion of National Welders preferred stock to Airgas common stock is not presented because it is anti-dilutive.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) EARNINGS PER SHARE — (Continued)
     Outstanding stock options with an exercise price above market are excluded from the Company’s diluted computation as their effect would be anti-dilutive. There were approximately 57 thousand and 19 thousand outstanding stock options with an exercise price above the average market price for the three months ended September 30, 2005 and September 30, 2004, respectively. For the six months ended September 30, 2005 and September 30, 2004, there were 58 thousand and 20 thousand outstanding stock options with an exercise price above the average market price respectively. If the average market value of the Company’s common stock increases above the respective exercise prices of the options, they will be included in the diluted computation as common stock equivalents.
(5) TRADE RECEIVABLES SECURITIZATION
     The Company participates in a securitization agreement with two commercial banks to sell up to $225 million of qualifying trade receivables. The agreement will expire in February 2008, but may be renewed subject to renewal provisions contained in the agreement. During the six months ended September 30, 2005, the Company sold, net of its retained interest, $1,170 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $1,150 million in collections on those receivables. The amount of outstanding receivables under the agreement was $210 million at September 30, 2005 and $190 million at March 31, 2005.
     The transaction has been accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. Subordinated retained interests of approximately $69 million and $57 million are included in “Trade receivables” in the accompanying Consolidated Balance Sheets at September 30, 2005 and March 31, 2005, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.
(6) INVENTORIES, NET
     Inventories, net, consist of:

	September 30,	March 31,
(In thousands)	2005	2005
Hardgoods	$215,367	$200,069
Gases	25,997	21,540

	$241,364	$221,609

     Net inventories determined by the LIFO inventory method totaled $34 million and $32 million at September 30, 2005 and March 31, 2005, respectively. If the FIFO inventory method had been used for these inventories, the carrying value would have been approximately $5 million higher at both September 30, 2005 and March 31, 2005. Substantially all of the inventories are finished goods.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities include:

	September 30,	March 31,
(In thousands)	2005	2005
Accrued payroll and employee benefits	$45,690	$51,159
Business insurance reserves	21,907	19,809
Health insurance reserves	12,744	11,115
Accrued interest expense	15,135	15,532
Taxes other than income taxes	13,624	9,211
Cash overdraft	47,833	23,970
Deferred consideration for acquisitions	20,000	25,000
Other accrued expenses and current liabilities	32,050	27,336

	$208,983	$183,132

(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.
     At September 30, 2005, the Company had four fixed interest rate swap agreements with a notional amount of $100 million that effectively convert a corresponding amount of variable interest rate debt associated with the Company’s credit facilities to fixed rate debt. The swap agreements require the Company to make fixed interest payments based on an average effective rate of 3.59% and receive variable interest payments from its counterparties based on one-month and three-month LIBOR (average rate of 3.68% at September 30, 2005). The remaining terms of these swap agreements range from between one month and four years. During the six months ended September 30, 2005, the Company and National Welders recorded a net increase in the fair value of the fixed interest rate swap agreements and a corresponding increase to “Accumulated Other Comprehensive Income” of $1 million.
     On June 6, 2005, in conjunction with the repayment of a term loan (see Note 10), National Welders terminated its fixed interest rate swap agreement with a notional amount of $21 million. The cost to terminate the interest rate swap of $700 thousand was reimbursed to National Welders by its preferred stockholders.
     Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable interest rates was approximately 58% fixed to 42% variable at September 30, 2005.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) GOODWILL AND OTHER INTANGIBLE ASSETS
     The valuations of goodwill and other intangible assets are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the net carrying amount of goodwill for the six months ended September 30, 2005 were as follows:

		All Other
	Distribution	Operations
(In thousands)	Segment	Segment	Total
Balance at March 31, 2005	$380,468	$130,728	$511,196
Acquisitions	9,221	22,820	32,041
Other adjustments	455	44	499

Balance at September 30, 2005	$390,144	$153,592	$543,736

     Other intangible assets amounted to $15.5 million and $16.5 million (net of accumulated amortization of $41.3 million and $38.7 million) at September 30, 2005 and March 31, 2005, respectively. These intangible assets primarily consist of acquired customer lists amortized over 7 to 11 years and non-compete agreements entered into in connection with business combinations amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Intangible assets also include a trade name with an indefinite useful life valued at $1 million acquired in the BOC acquisition. Estimated remaining fiscal year amortization expense in millions is as follows: remainder of 2006 — $2.1 million; 2007 - $3.6 million; 2008 — $2.8 million; 2009 — $1.7 million; 2010 — $1.1 million, and $3.2 million thereafter.
(10) MINORITY INTEREST NOTE PREPAYMENT
     On June 6, 2005, National Welders entered into an agreement with its preferred stockholders under which the preferred stockholders prepaid their $21 million note receivable owed to National Welders. National Welders used the proceeds from the prepayment of the preferred stockholders’ note to repay its $21 million Term Loan B, which had been collateralized by the preferred stockholders’ note. The preferred stockholders note payable to National Welders had been reflected as a reduction of “Minority interest in affiliate” on the Consolidated Balance Sheet. Consequently, the prepayment of the preferred stockholders’ note resulted in a $21 million increase to the Company’s “Minority interest in affiliate.” Additionally, Term Loan B was subject to an interest rate swap agreement, which was terminated in conjunction with the debt repayment. The fee of $700 thousand to unwind the interest rate swap agreement was reimbursed to National Welders by the preferred stockholders.
     In addition, the Company and National Welders agreed to modify the dates between which the preferred stockholders have the option to redeem their preferred stock for cash or Airgas common stock to commence on June 6, 2005 and expire on June 30, 2009. Prior to the modification, pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, the option period was to commence on July 1, 2006 and expire on September 30, 2009.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11) STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows:

			Employee
	Shares of Common	Treasury	Benefits
(In thousands of shares)	Stock $0.01 Par Value	Stock	Trust
Balance—March 31, 2005	77,467	1,356	338
Common stock issuance (a)	367	—	—
Reissuance of common stock for stock option exercises (b)	—	(382)	(338)

Balance—September 30, 2005	77,834	974	—

				Accumulated
		Capital in		Other		Employee	Compre-
	Common	Excess of	Retained	Comprehensive	Treasury	Benefits	hensive
(In thousands of dollars)	Stock	Par Value	Earnings	Income	Stock	Trust	Income
Balance—March 31, 2005	$775	$257,042	$560,056	$2,609	$(3,765)	$(2,545)
Net earnings	—	—	59,269	—	—	—	$59,269
Common stock issuance (a)	3	6,404	—	—	—	—	—
Dividends paid on common stock ($0.12 per share)	—	—	(9,290)	—	—	—	—
Foreign currency translation adjustments	—	—	—	1,115	—	—	1,115
Net change in fair value of interest rate swap agreements	—	—	—	110	—	—	110
Net change in fair value of National Welders’ interest rate swap agreement	—	—	—	924	—	—	924
Change in the fair value of National Welders’ marketable securities	—	—	—	(102)	—	—	(102)
Common stock issued in connection with stock option exercises (b)	—	4,297	—	—	3,000	2,545	—
Tax benefit from stock option exercises	—	3,974	—	—	—	—	—
Net tax expense on other comprehensive income items	—	—	—	(356)	—	—	(356)

Balance—September 30, 2005	$778	$271,717	$610,035	$4,300	$(765)	$—	$60,960

(a)	Issuance of common stock for purchases through the Employee Stock Purchase Plan and employee stock options exercises.

(b)	Reissuance of common stock from Treasury Stock and the Employee Benefits Trust for employee stock option exercises.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12) STOCK-BASED COMPENSATION
     The Company has elected to continue to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Accordingly, no compensation expense has been recognized for its stock option and employee stock purchase plans. The following table illustrates the effect on net income and earnings per share for the three and six months ended September 30, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option pricing model.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Net earnings, as reported	$29,622	$22,777	$59,269	$44,893
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,291)	(2,125)	(4,429)	(4,127)

Pro forma net earnings	$27,331	$20,652	$54,840	$40,766

Net earnings per share:
Basic — as reported	$0.39	$0.30	$0.78	$0.60
Basic — pro forma	$0.36	$0.28	$0.72	$0.55

Diluted — as reported	$0.38	$0.30	$0.76	$0.59
Diluted — pro forma	$0.35	$0.27	$0.70	$0.53
(13) COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES
Litigation
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.
Losses from Hurricanes Katrina and Rita
     In August 2005, Hurricanes Katrina and Rita hit the Gulf Coast area resulting in significant and wide-spread damage. Of the Company’s 29 locations along the gulf coast, two small branches were destroyed and about half of the remaining branches sustained varying degrees of damage or business interruption. As a result of these hurricanes, the Company recorded a $2.8 million loss in Selling, Distribution and Administrative expenses during the quarter ended September 30, 2005. The loss reflects the Company’s insurance deductible for insured property losses, as well as estimated losses for uninsured property at customer locations and an additional provision for credit losses primarily related to smaller customers in the hardest hit areas.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(14) SUMMARY BY BUSINESS SEGMENT
     Information related to the Company’s operations by business segment for the three and six months ended September 30, 2005 and 2004 is as follows:

		Three Months Ended				Three Months Ended
		September 30, 2005				September 30, 2004
		All Other				All Other
(In thousands)	Distribution	Operations	Elim.	Consolidated	Distribution	Operations	Elim.	Consolidated
Gas and rent	$300,437	$113,520	$(12,979)	$400,978	$259,060	$84,002	$(12,036)	$331,026
Hardgoods	296,505	18,565	(1,622)	313,448	253,281	16,371	(895)	268,757

Total net sales	596,942	132,085	(14,601)	714,426	512,341	100,373	(12,931)	599,783

Cost of products sold, excl. deprec. expense	304,847	65,287	(14,601)	355,533	261,002	45,010	(12,931)	293,081
Selling, distribution and administrative expenses	220,552	43,217		263,769	192,267	36,119		228,386
Depreciation expense	23,669	6,666		30,335	19,800	6,044		25,844
Amortization expense	1,150	158		1,308	1,415	105		1,520

Operating income	46,724	16,757		63,481	37,857	13,095		50,952

		Six Months Ended				Six Months Ended
		September 30, 2005				September 30, 2004
		All Other				All Other
(In thousands)	Distribution	Operations	Elim.	Consolidated	Distribution	Operations	Elim.	Consolidated
Gas and rent	$600,294	$206,200	$(26,596)	$779,898	$487,638	$161,171	$(22,474)	$626,335
Hardgoods	590,716	37,376	(2,889)	625,203	487,090	32,165	(1,790)	517,465

Total net sales	1,191,010	243,576	(29,485)	1,405,101	974,728	193,336	(24,264)	1,143,800

Cost of products sold, excl. deprec. expense	609,806	118,076	(29,485)	698,397	497,098	86,468	(24,264)	559,302
Selling, distribution and administrative expenses	436,732	80,982		517,714	363,367	69,081		432,448
Depreciation expense	46,631	12,963		59,594	37,797	11,976		49,773
Amortization expense	2,311	296		2,607	2,680	273		2,953

Operating income	95,530	31,259		126,789	73,786	25,538		99,324

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(15) SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest expense and income taxes was as follows:

	Six Months Ended
	September 30,
(In thousands)	2005	2004
Interest and discount on securitization	$28,394	$27,415
Income taxes (net of refunds)	6,759	15,178
     Cash flows, in excess of a management fee, associated with the Company’s consolidated affiliate, National Welders, are not available for the general use of the Company. Rather these cash flows are used by National Welders for operations, capital expenditures, acquisitions, and to satisfy financial obligations, which are non-recourse to the Company. The following reflects the sources and uses of cash associated with National Welders for each period presented:

	Six Months Ended
	September 30,
(In thousands)	2005	2004
Net cash provided by operating activities	$8,761	$10,342
Net cash used in investing activities	(12,265)	(9,165)
Net cash provided by (used in) financing activities	3,553	(1,193)

Change in cash	49	(16)

Management fee paid to the Company, which is eliminated in consolidation	$607	$530
(16) SUBSEQUENT EVENT
     On November 1, 2005, the Company announced that it had entered into a definitive agreement to sell the assets and operations of its subsidiary, Rutland Tool & Supply Co., Inc. (“Rutland Tool”). Rutland Tool distributes metalworking tools, machine tools and MRO supplies from seven locations and has about 180 employees. The transaction is expected to close on or before December 1, 2005. Proceeds of the sale will be approximately $15 million at closing with subsequent consideration to be paid in the maximum amount of $5.6 million for trade receivables. As a result of the divestiture, the Company will reflect the operating results of Rutland Tool as “discontinued operations” and will recognize an after-tax loss on the sale of approximately $2.3 million, or $0.03 per diluted share, in the fiscal third quarter. The loss principally relates to the write-off of leasehold improvements, lease termination costs for long-term lease commitments that are not being assumed by the purchaser, and closing costs. The operating results of Rutland Tool are reflected in the Distribution business segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(16) SUBSEQUENT EVENT — (Continued)
     At September 30, and March 31, 2005 and for the three and six month periods ended September 30, 2005 and 2004, the Company’s consolidated financial statements include the assets, liabilities and net sales of Rutland Tool as outlined below:
Rutland Tool

(In thousands)	September 30, 2005	March 31, 2005
Trade receivables, net	$5,647	$6,146
Inventories, net	15,073	15,098
Plant and equipment, net	1,769	1,968
Other	351	—

Total assets	$22,840	$23,212

Accounts payable and accrued expenses (substantially all liabilities are not being assumed by the purchaser)	$4,187	$4,711

	Three months ended	Three months ended	Six months ended	Six months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net sales	$12,244	$10,745	$24,794	$21,472
Assuming the sale is consummated as described, the operating results of Rutland Tool will be presented as discontinued operations for all periods. Consolidated income from continuing operations, discontinued operations, net income and the related per share amounts for the three and six month periods ended September 30, 2005 and 2004 are presented below:
Airgas, Inc.

	Three months ended	Three months ended	Six months ended	Six months ended
(In thousands, except per share amounts)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Income from continuing operations	$29,366	$22,640	$58,844	$44,736
Income from discontinued operations	256	137	425	157

Net earnings	$29,622	$22,777	$59,269	$44,893

Diluted earnings per share:
Earnings per share from continuing operations	$0.38	$0.30	$0.76	$0.59
Earnings per share from discontinued operations	—	—	—	—

Net earnings per share	$0.38	$0.30	$0.76	$0.59

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(17) SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
     The obligations of the Company under its senior subordinated notes (“the Notes”) are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The guarantees are made fully and unconditionally on a joint and several basis. The Company’s consolidated affiliate, foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. The claims of the creditors of the Non-guarantors have priority over the rights of the Company to receive dividends or distributions from the Non-guarantors.
     Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of September 30, 2005 and March 31, 2005 and for the six-month periods ended September 30, 2005 and 2004. Certain reclassifications of prior period amounts, including the gross presentation of cash in depository accounts and cash overdrafts on disbursement accounts and certain intercompany charges, have been made to conform to the current year presentation.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet
September 30, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Cash	$—	$24,729	$8,300	$—	$33,029
Trade receivables, net	—	5,117	155,085	—	160,202
Intercompany receivable/(payable)	—	15,211	(15,211)	—	—
Inventories, net	—	226,084	15,280	—	241,364
Deferred income tax asset, net	20,644	1,229	2,199	—	24,072
Prepaid expenses and other current assets	2,207	26,840	3,812	—	32,859

Total current assets	22,851	299,210	169,465	—	491,526

Plant and equipment, net	20,098	1,139,902	174,060	—	1,334,060
Goodwill	—	476,759	66,977	—	543,736
Other intangible assets, net	—	14,489	966	—	15,455
Investments in subsidiaries	1,952,769	—	—	(1,952,769)	—
Intercompany receivable/(payable)	(292,545)	220,221	72,324	—	—
Other non-current assets	14,695	7,616	2,999	—	25,310

Total assets	$1,717,868	$2,158,197	$486,791	$(1,952,769)	$2,410,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$2,046	$114,054	$13,581	$—	$129,681
Accrued expenses and other current liabilities	106,435	84,127	18,421	—	208,983
Current portion of long-term debt	101,487	4,251	6,390	—	112,128

Total current liabilities	209,968	202,432	38,392	—	450,792

Long-term debt, excluding current portion	621,748	1,922	67,939	—	691,609
Deferred income tax (asset) liability, net	(5,571)	263,512	43,036	—	300,977
Other non-current liabilities	9,234	12,750	1,469	—	23,453
Minority interest in affiliate	—	—	57,191	—	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	778	—	—	—	778
Capital in excess of par value	271,717	1,007,766	71,955	(1,079,721)	271,717
Retained earnings	610,035	669,189	203,859	(873,048)	610,035
Accumulated other comprehensive income	354	626	3,320	—	4,300
Treasury stock	(395)	—	(370)	—	(765)

Total stockholders’ equity	882,489	1,677,581	278,764	(1,952,769)	886,065

Total liabilities and stockholders’ equity	$1,717,868	$2,158,197	$486,791	$(1,952,769)	$2,410,087

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
March 31, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Cash	$—	$29,340	$3,300	$—	$32,640
Trade receivables, net	—	6,076	142,758	—	148,834
Intercompany receivable/(payable)	—	(8,589)	8,589	—	—
Inventories, net	—	207,810	13,799	—	221,609
Deferred income tax asset, net	22,208	1,870	2,185	—	26,263
Prepaid expenses and other current assets	3,165	23,088	10,658	—	36,911

Total current assets	25,373	259,595	181,289	—	466,257

Plant and equipment, net	23,245	1,081,001	165,096	—	1,269,342
Goodwill	—	444,605	66,591	—	511,196
Other intangible assets, net	—	15,525	982	—	16,507
Investments in subsidiaries	1,783,949	—	—	(1,783,949)	—
Intercompany receivable/(payable)	(254,733)	233,817	20,916	—	—
Other non-current assets	17,773	7,606	3,182	—	28,561

Total assets	$1,595,607	$2,042,149	$438,056	$(1,783,949)	$2,291,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$5,783	$123,709	$13,716	$—	$143,208
Accrued expenses and other current liabilities	68,155	98,563	16,414	—	183,132
Current portion of long-term debt	—	765	6,183	—	6,948

Total current liabilities	73,938	223,037	36,313	—	333,288

Long-term debt, excluding current portion	711,805	6,002	83,828	—	801,635
Deferred income tax (asset) liability, net	(12,288)	252,307	42,167	—	282,186
Other non-current liabilities	9,934	11,941	2,516	—	24,391
Minority interest in affiliate	—	—	36,191	—	36,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	775	—	—	—	775
Capital in excess of par value	257,042	939,025	71,956	(1,010,981)	257,042
Retained earnings	560,056	609,426	163,542	(772,968)	560,056
Accumulated other comprehensive income	285	411	1,913	—	2,609
Treasury stock	(3,395)	—	(370)	—	(3,765)
Employee benefits trust	(2,545)	—	—	—	(2,545)

Total stockholders’ equity	812,218	1,548,862	237,041	(1,783,949)	814,172

Total liabilities and stockholders’ equity	$1,595,607	$2,042,149	$438,056	$(1,783,949)	$2,291,863

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Consolidating Statement of Earnings
Six Months Ended
September 30, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net sales	$—	$1,298,857	$106,244	$—	$1,405,101

Costs and expenses
Costs of products sold (excluding depreciation)	—	652,668	45,729	—	698,397
Selling, distribution and administrative expenses	12,416	456,508	48,790	—	517,714
Depreciation	3,869	47,992	7,733	—	59,594
Amortization	—	2,563	44	—	2,607

Operating income (loss)	(16,285)	139,126	3,948	—	126,789

Interest (expense) income, net	(35,818)	10,934	(2,313)	—	(27,197)
(Discount) gain on securitization of trade receivables	—	(37,498)	33,403	—	(4,095)
Other income (expense), net	9,846	(9,244)	891	—	1,493

Earnings (losses) before income taxes and minority interest	(42,257)	103,318	35,929	—	96,990
Income tax benefit (expense)	14,790	(38,147)	(13,130)	—	(36,487)
Minority interest in earnings of consolidated affiliate	—	—	(1,234)	—	(1,234)
Equity in earnings of subsidiaries	86,736	—	—	(86,736)	—

Net earnings	$59,269	$65,171	$21,565	$(86,736)	$59,269

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Consolidating Statement of Earnings
Six Months Ended
September 30, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net sales	$—	$1,050,896	$92,904	$—	$1,143,800

Costs and expenses
Costs of products sold (excluding depreciation)	—	520,491	38,811	—	559,302
Selling, distribution and administrative expenses	13,872	377,171	41,405	—	432,448
Depreciation	5,096	37,755	6,922	—	49,773
Amortization	77	2,819	57	—	2,953

Operating income (loss)	(19,045)	112,660	5,709	—	99,324

Interest (expense) income, net	(31,778)	9,002	(1,747)	—	(24,523)
(Discount) gain on securitization of trade receivables	—	(44,473)	42,597	—	(1,876)
Other income (expense), net	14,696	(14,755)	408	—	349

Earnings (losses) before income taxes and minority interest	(36,127)	62,434	46,967	—	73,274
Income tax benefit (expense)	12,645	(23,588)	(16,534)	—	(27,477)
Minority interest in earnings of consolidated affiliate	—	—	(904)	—	(904)
Equity in earnings of subsidiaries	68,375	—	—	(68,375)	—

Net earnings	$44,893	$38,846	$29,529	$(68,375)	$44,893

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Condensed Consolidating Statement of Cash Flows
Six Months Ended
September 30, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash (used in) provided by operating activities	$(712)	$89,614	$49,191	$—	$138,093

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,228)	(89,189)	(15,464)	—	(105,881)
Proceeds from sales of plant and equipment	—	2,201	445	—	2,646
Business acquisitions and holdback settlements	—	(75,258)	(344)	—	(75,602)
Other, net	384	51	(116)	—	319

Net cash used in investing activities	(844)	(162,195)	(15,479)	—	(178,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	241,989	2,069	35,266	—	279,324
Repayment of debt	(230,449)	(2,662)	(50,948)	—	(284,059)
Minority interest	—	—	(1,234)	—	(1,234)
Minority stockholder note prepayment	—	—	21,000	—	21,000
Exercise of stock options	11,210	—	—	—	11,210
Dividends paid to stockholders	(9,290)	—	—	—	(9,290)
Cash overdraft	23,465	—	398	—	23,863
Intercompany	(35,369)	68,563	(33,194)	—	—

Net cash provided by (used in) financing activities	1,556	67,970	(28,712)	—	40,814

CHANGE IN CASH	$—	$(4,611)	$5,000	$—	$389
Cash — Beginning of period	—	29,340	3,300	—	32,640

Cash — End of period	$—	$24,729	$8,300	$—	$33,029

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Condensed Consolidating Statement of Cash Flows
Six Months Ended
September 30, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash (used in) provided by operating activities	$(20,545)	$100,852	$20,068	$—	$100,375

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,618)	(57,828)	(6,196)	—	(65,642)
Proceeds from sales of plant and equipment	50	1,130	1,020	—	2,200
Proceeds from divestiture	—	828	—	—	828
Business acquisitions and holdback settlements	—	(174,917)	(5,481)	—	(180,398)
Other, net	69	—	(64)	—	5

Net cash used in investing activities	(1,499)	(230,787)	(10,721)	—	(243,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	310,568	—	31,476	—	342,044
Repayment of debt	(183,077)	(1,023)	(29,563)	—	(213,663)
Minority interest	—	—	(904)	—	(904)
Exercise of stock options	11,387	—	—	—	11,387
Dividends paid to stockholders	(6,771)	—	—	—	(6,771)
Cash overdraft	10,555	2,523	2,954	—	16,032
Intercompany	(120,618)	130,958	(10,340)	—	—

Net cash provided by (used in) financing activities	22,044	132,458	(6,377)	—	148,125

CHANGE IN CASH	$—	$2,523	$2,970	$—	$5,493
Cash — Beginning of period	—	23,569	1,493	—	25,062

Cash — End of period	$—	$26,092	$4,463	$—	$30,555

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     Airgas, Inc. (the “Company”) had net sales for the quarter ended September 30, 2005 (“current quarter”) of $714 million compared to $600 million for the quarter ended September 30, 2004 (“prior year quarter”). Net sales increased by 19% driven by strong same-store sales growth and the impact of acquisitions. Same-store sales growth contributed 10% to the increase in total sales driven by pricing initiatives (7%) and higher sales volumes (3%). Pricing increases were initiated to offset rising product and distribution costs reflecting the tight gas supply market, rising steel prices and higher fuel costs. Higher sales volumes resulted from the continued strength of the industrial economy. Same-store sales growth was led by hardgoods, up 11%, while same-store sales of gas and rent were up 8% in the current quarter. Acquisitions continue to be an important component of the Company’s growth contributing 9% to the overall increase in net sales reflecting current year acquisitions as well as the July 2004 acquisition of the U.S. packaged gas business of The BOC Group, Inc. (“BOC”). The operating income margin expanded 40 basis points in the current quarter to 8.9% compared to 8.5% in the prior year quarter reflecting improving cost leverage. Solid sales growth and operating expense discipline resulted in a 27% increase in earnings per diluted share in the current quarter versus the prior year quarter. Net earnings for the quarter ended September 30, 2005 were $30 million, or $0.38 per diluted share, compared to $23 million, or $0.30 per diluted share, in the prior year quarter.
     Net earnings in the current quarter included a loss from hurricanes Katrina and Rita of $2.8 million ($1.75 million after tax), or $0.02 per diluted share. The loss included property damage and an additional provision for uncollectible trade receivables associated with customers in the affected Gulf Coast areas. The prior year quarter included integration costs of $0.02 per diluted share related to the BOC acquisition.
     Through the six months ended September 30, 2005, the Company completed five acquisitions with combined annual sales of approximately $100 million. The aggregate purchase price paid for the five acquisitions was approximately $76 million. The largest of these acquisitions was the June 1, 2005 purchase of the Industrial Products Division of LaRoche Industries (“LaRoche”). LaRoche is a leading distributor of anhydrous ammonia in the U.S. with annual sales of approximately $65 million. The LaRoche operations were incorporated into a new business unit, “Airgas Specialty Products,” that has been added to the All Other Operations business segment. Also on June 1, 2005, the Company completed the acquisition of Kanox, Inc., a Kansas-based distributor of packaged gases and related hardgoods products with annual sales of approximately $23 million. The Company will continue to look for additional acquisition opportunities to strengthen and expand its business during the balance of fiscal 2006.
     On November 1, 2005, the Company announced that it had entered into a definitive agreement to sell the assets and operations of its subsidiary, Rutland Tool & Supply Co., Inc. (“Rutland Tool”). Rutland Tool distributes metalworking tools, machine tools and MRO supplies from seven locations and has about 180 employees. The transaction is expected to close on or before December 1, 2005. Proceeds of the sale will be approximately $15 million at closing with subsequent consideration to be paid in the maximum amount of $5.6 million for trade receivables. As a result of the divestiture, the Company will reflect the operating results of Rutland Tool as “discontinued operations” and will recognize an after-tax loss on the sale of approximately $2.3 million, or $0.03 per diluted share, in the fiscal third quarter. The loss principally relates to the write-off of leasehold improvements and lease termination costs for long-term lease commitments that are not being assumed by the purchaser. The operating results of Rutland Tool are reflected in the Distribution business segment.
     Looking forward, the Company expects earnings from continuing operations to range from $0.37 to $0.39 per diluted share in its fiscal third quarter ending December 31, 2005. Based on the Company’s strong financial results through the fiscal second quarter, the Company anticipates earnings from continuing operations of $1.50 to $1.56 per diluted share for the full 2006 fiscal year. The forward-looking earnings guidance anticipates continued same-store sales growth and successful pricing actions to offset rising product and energy costs.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004
STATEMENT OF EARNINGS COMMENTARY
Net Sales
     Net sales increased 19% in the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 reflecting same-store sales growth and acquisitions. Sales momentum continued in the current quarter driven by the expanding economy and pricing initiatives. On a same-store basis, sales increased 10% (7% price, 3% volume) versus the prior year quarter. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro-forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. These pro-forma adjustments used in calculating the same-store sales metric are not reflected in the table below. The intercompany eliminations represent sales from the All Other Operations segment to the Distribution segment.

	Three Months Ended
	September 30,
(In thousands)	2005	2004	Increase
Net Sales
Distribution	$596,942	$512,341	$84,601	17%
All Other Operations	132,085	100,373	31,712	32%
Intercompany eliminations	(14,601)	(12,931)	(1,670)

	$714,426	$599,783	$114,643	19%

     The Distribution segment’s principal products and services include industrial, medical and specialty gases; process chemicals; equipment rental and hardgoods. Industrial, medical and specialty gases and process chemicals are distributed in cylinders and bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies.
     Distribution segment sales increased 17% during the current quarter compared to the prior year quarter driven by same-store sales growth of $54 million (10%) and incremental sales contributed by acquisitions of $31 million. Acquisitions primarily consisted of the June 2005 acquisition of Kanox as well as the July 2004 BOC acquisition. The increase in Distribution same-store sales resulted from higher hardgoods sales of $30 million (11%) and gas and rent sales growth of $24 million (9%). Hardgoods same-store sales growth was driven by price increases and volume gains reflecting the solid industrial economy. Volume gains of safety and Radnor® private label products also contributed to the growth in hardgoods same-store sales. Same-store sales of safety products grew in the current quarter benefiting from the strong industrial economy as well as the Company’s multi-channel sales approach and focus on account penetration. Radnor products grew 24% reflecting higher sales prices to offset the rising price of steel, the rollout of new Radnor-branded products and the expansion of the Company’s branch-store core stocking program to acquired locations, including former BOC stores. The positive trend of hardgoods same-store sales growth began in the fourth quarter of fiscal 2004. As anticipated, the same-store sales growth rate of hardgoods has slowed on a percentage basis compared to the prior year quarter.
     The Distribution segment’s gas and rent same-store sales increased 9% resulting from price increases and volume growth. The Company has continued to take pricing actions as necessary to offset the impact of rising product and delivery costs. Rental revenues were also helped by a 27% increase in welding equipment rental and sales associated with the Company’s rental welder fleet. Industrial capital spending and the strengthening commercial construction market continue to drive the demand for welding machines.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Company has identified certain products that have superior long-term growth potential, including medical and specialty gases, gases sold in bulk containers, and safety products. Accordingly, the Company has developed initiatives focused on promoting these products. Sales of these strategic products delivered combined same-store sales growth of 12% in the current quarter.
     The All Other Operations segment consists of producers and distributors of gas products, principally of dry ice, carbon dioxide, nitrous oxide, and specialty gases, and process chemicals, including ammonia. The segment also includes the Company’s National Welders joint venture. All Other Operations’ sales, net of intercompany eliminations, increased $30 million (34%) compared to the prior year quarter resulting from acquisitions and same-store sales growth. The acquisition of the LaRoche business in June 2005 contributed sales of $23 million. Same-store sales growth resulted from sales momentum of National Welders as well as higher sales of dry ice and liquid carbon dioxide.
Gross Profits
     Gross profits do not reflect depreciation expense and distribution costs. The Company reflects distribution costs as elements of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation.” Since some companies may report certain or all of these costs as elements of their Cost of Products Sold, the Company’s gross profits discussed below may not be comparable to those of other entities.
     Gross profits increased 17% resulting from price increases, higher sales volumes and acquisitions. However, the continued double digit growth in hardgoods sales out paced the growth in higher margin gas sales resulting in a shift in sales mix. The shift in sales mix and the acquisition of a lower margin product line with the purchase of LaRoche are responsible for the 90 basis point decrease in gross profit margins to 50.2% in the current quarter compared to 51.1% in the prior year quarter.

	Three Months Ended
	September 30,
(In thousands)	2005	2004	Increase
Gross Profits
Distribution	$292,095	$251,339	$40,756	16%
All Other Operations	66,798	55,363	11,435	21%

	$358,893	$306,702	$52,191	17%

     The Distribution segment’s gross profits increased $41 million (16%) compared to the prior year quarter. The Distribution segment’s gross profit margin of 48.9% decreased 20 basis points from 49.1% in the prior year quarter. The decline in the segment’s gross profit margin reflects a shift in sales mix from higher margin gas and rent sales to hardgoods. The mix of gas and rent as a percentage of total sales declined to 50.3% from 50.6% in the prior year quarter. The decline in gas and rent sales as a percentage of total sales is attributable to the 11% same store sales growth in hardgoods during the quarter versus 9% same store sales growth for gas and rent. Excluding the impact of sales mix, the underlying gross profit margins on both hardgoods and gases increased modestly reflecting the Company’s success at passing on the cost increases to customers. Product, energy and certain operating expenses are expected to remain high and may increase in future periods. The Company will remain diligent in its efforts to maintain margins. Accordingly, the Company announced additional price increases on select products effective November 21, 2005.
     The All Other Operations segment’s gross profits increased $11 million primarily from the addition of the LaRoche acquisition and strong sales at National Welders. LaRoche is a leading distributor of anhydrous ammonia. Ammonia is a new product line for the Company and carries a lower gross margin than National Welders and the carbon dioxide businesses that are also reported in this segment. The addition of LaRoche is the

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
principal factor contributing to the 460 basis point decline in gross profit margins from 55.2% in the prior year quarter to 50.6% in the current quarter.
Operating Expenses
     Selling, distribution and administrative expenses (“SD&A”) consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. SD&A expenses increased $35 million (15%) primarily from operating costs contributed by acquired businesses and higher variable expenses associated with the growth in sales volumes. Acquisitions (principally the LaRoche, Kanox and BOC acquisitions) contributed an estimated $15 million to the increase in SD&A expenses, which is net of a $2 million reduction in integration related expenses incurred in the prior year quarter with the BOC acquisition. The balance of the increase is primarily attributable to higher labor costs, distribution-related expenses and the impact of hurricanes during the current quarter. The increase in labor costs reflected costs to fill cylinders and operate facilities to meet increased demand for products as well as normal wage inflation. The increase in distribution expenses is attributable to higher fuel costs, which are up $3 million versus the prior year quarter. Higher fuel costs were directly related to the rise in diesel fuel prices over the past year and the increase in miles driven to source gas products and meet customer demand. Operating expenses also include a loss of $2.8 million associated with hurricanes Katrina and Rita. As a percentage of net sales, SD&A expenses decreased 120 basis points to 36.9% compared to 38.1% in the prior year quarter reflecting improved cost leverage.
     Depreciation expense of $30 million increased $4 million (17%) compared to $26 million in the prior year quarter. Acquisitions contributed depreciation expense of approximately $3 million. The remainder of the increase primarily reflects the current and prior year’s capital expenditures to support growth, including purchases of cylinders, bulk tanks and rental welders. Amortization expense of approximately $1 million was consistent with the prior year quarter.
Operating Income
     Operating income increased 25% in the current quarter compared to the prior year quarter driven by higher sales levels. Improving cost leverage contributed to a 40 basis point increase in the operating income margin to 8.9% compared to 8.5% in the prior year quarter.

	Three Months Ended
	September 30,
(In thousands)	2005	2004	Increase
Operating Income
Distribution	$46,724	$37,857	$8,867	23%
All Other Operations	16,757	13,095	3,662	28%

	$63,481	$50,952	$12,529	25%

     Operating income in the Distribution segment increased 23% in the current quarter. The Distribution segment’s operating income margin increased 40 basis points to 7.8% compared to 7.4% in the prior year quarter. The increase in the operating income margin reflects the lower operating expenses as a percentage of net sales, described above.
     Operating income in the All Other Operations segment increased 28% resulting primarily from the strong business momentum of National Welders as well as the acquisition of LaRoche. The segment’s operating income margin was 12.7% in the current quarter versus 13.0% in the prior year quarter.
Interest Expense and Discount on Securitization of Trade Receivables
     The Company participates in a securitization agreement with two commercial banks to sell up to $225 million

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
of qualifying trade receivables. The amount of outstanding receivables under the agreement was $210 million at September 30, 2005, which increased $20 million from March 31, 2005. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.
     Interest expense, net, and the discount on securitization of trade receivables of $15 million increased 13% compared to the prior year quarter. The increase primarily resulted from higher debt levels associated with acquisitions and capital expenditures and higher interest rates.
     As discussed in “Liquidity and Capital Resources” and in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk of certain borrowings through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable interest rates was approximately 58% fixed to 42% variable at September 30, 2005. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”). Based on the Company’s fixed to variable interest rate ratio at September 30, 2005, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $1 million.
Income Tax Expense
     The effective income tax rate was 37.5% of pre-tax earnings in both the current and prior year quarters.
Net Earnings
     Net earnings for the quarter ended September 30, 2005 were $30 million, or $0.38 per diluted share, compared to $23 million, or $0.30 per diluted share, in the prior year quarter.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2004
STATEMENT OF EARNINGS COMMENTARY
Net Sales
     Net sales increased 23% in the six months ended September 30, 2005 (“current period”) compared to the six months ended September 30, 2004 (“prior year period”) reflecting same-store sales growth and acquisitions. Sales growth resulted from the strong industrial economy and price increases levied to offset rising product and distribution costs. On a same-store basis, sales increased 11% versus the prior year period with sales growth split fairly evenly between volume and price gains.

	Six Months Ended
	September 30,
(In thousands)	2005	2004	Increase
Net Sales
Distribution	$1,191,010	$974,728	$216,282	22%
All Other Operations	243,576	193,336	50,240	26%
Intercompany eliminations	(29,485)	(24,264)	(5,221)

	$1,405,101	$1,143,800	$261,301	23%

     Distribution segment sales increased 22% during the current period compared to the prior year period driven by same-store sales growth of $120 million (11%) and sales contributed by acquisitions of $96 million. Incremental sales from acquisitions primarily consisted of the impact of the July 2004 BOC acquisition and the June 2005 Kanox acquisition. The increase in Distribution same-store sales resulted from higher hardgoods sales of $66 million (13%) and gas and rent sales growth of $54 million (10%). In the current period, strong volume gains in sales of safety and Radnor private label products helped drive the growth in hardgoods same-store sales. Same-store sales of safety products grew 16% in the current period benefiting from the strong industrial economy as well as the Company’s multi-channel sales approach and focus on account penetration. Radnor products grew 31% reflecting the rollout of new products and expansion of the Company’s branch-store core stocking program to acquired locations. Pricing actions were also taken to offset the rising price of steel.
     The Distribution segment’s same-store sales growth for gas and rent of 10% was driven by price increases and volume growth. Broad pricing actions were initiated in March 2005 in response to rising product and delivery costs and other operating expenses. Volume gains were achieved across nearly all major product lines including the largest product line, industrial gases (e.g., argon, nitrogen, acetylene). Sales of strategic products also helped drive the growth in gas and rent same-store sales. During the current period, strategic products delivered solid growth, particularly related to sales of bulk, medical, and specialty gases. Sales of medical, specialty and bulk gases delivered combined same-store sales growth of 11%. Rental revenues were also helped by a 24% increase in welding equipment rental and sales associated with the Company’s rental welder fleet.
     All Other Operations’ sales, net of intercompany eliminations, increased $45 million compared to the prior year period. The acquisition of the LaRoche business in June 2005 contributed sales of $31 million in the current period. Same store sales growth was primarily attributable to National Welders, which grew sales by 9%. Sales of liquid carbon dioxide and dry ice also increased modestly reflecting competitive market pressures.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gross Profits
     Gross profits do not reflect depreciation expense and distribution costs. The Company reflects distribution costs as elements of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation.” Since some companies may report certain or all of these costs as elements of their Cost of Products Sold, the Company’s gross profits discussed below may not be comparable to those of other entities.
     Gross profits increased 21% resulting from higher sales volumes, price increases and acquisitions. The gross profit margin decreased 80 basis points to 50.3% in the current period compared to 51.1% in the prior year period.

	Six Months Ended
	September 30,
(In thousands)	2005	2004	Increase
Gross Profits
Distribution	$581,204	$477,630	$103,574	22%
All Other Operations	125,500	106,868	18,632	17%

	$706,704	$584,498	$122,206	21%

     The Distribution segment’s gross profits increased $104 million (22%) compared to the prior year period. Distribution’s gross profit margin of 48.8% decreased 20 basis points from 49% in the prior year period. The slightly lower gross profit margin reflects a shift in sales mix as the continued double digit growth in hardgoods sales out paced the growth in higher margin gas sales. Despite rising product costs, the Company has maintained its gross profit margin by successfully passing the higher costs through to its customers.
     The All Other Operations segment’s gross profits increased $19 million primarily from strong sales at National Welders and the LaRoche acquisition. Although the gross profit dollars for the segment increased, the gross profit margin declined by 380 basis points to 51.5% from 55.3% in the prior year period. The decrease reflects the lower gross margins of the LaRoche business and competitive pressures in the market for dry ice.
Operating Expenses
     SD&A expenses increased $85 million (20%) primarily from operating costs associated with acquisitions and higher variable expenses associated with the growth in sales volumes. As a percentage of net sales, SD&A expenses decreased 100 basis points to 36.8% compared to 37.8% in the prior year period resulting from improving cost leverage. Acquisitions (principally the prior year BOC acquisition) contributed an estimated $44 million to the increase in SD&A expenses. The balance of the increase is primarily attributable to higher labor costs, distribution-related expenses and selling expenses. The increase in labor costs reflected costs to fill cylinders and operate facilities to meet increased demand for products as well as normal wage inflation. The increase in distribution expenses is attributable to higher fuel costs and vehicle repair and maintenance expenses. Higher fuel costs were directly related to the rise in diesel fuel prices over the past year and the increase in miles driven to support the higher sales volumes. The increase in selling expenses resulted from an additional provision for uncollectible trade receivables associated with customers affected by hurricanes Katrina and Rita and higher costs to facilitate sales growth.
     Depreciation expense of $60 million increased $10 million (20%) compared to $50 million in the prior year period. Acquisitions contributed depreciation expense of approximately $6 million. The remainder of the increase primarily reflects the current and prior year’s capital expenditures to support growth, including purchases of cylinders, bulk tanks and rental welders. Amortization expense of $3 million is consistent with prior year period.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Income
     Operating income increased 28% in the current period compared to the prior year period driven by higher sales levels. Improving cost leverage contributed to a 30 basis point increase in the operating income margin to 9% compared to 8.7% in the prior year period.

	Six Months Ended
	September 30,
(In thousands)	2005	2004	Increase
Operating Income
Distribution	$95,530	$73,786	$21,744	29%
All Other Operations	31,259	25,538	5,721	22%

	$126,789	$99,324	$27,465	28%

     Operating income in the Distribution segment increased 29% in the current period. The Distribution segment’s operating income margin increased 40 basis points to 8.0% compared to 7.6% in the prior year period. The increase in the operating income margin reflects the lower operating expenses as a percentage of net sales, described above.
     Operating income in the All Other Operations segment increased 22% resulting primarily from the strong business momentum of National Welders as well as the acquisition of LaRoche. However, the segment’s operating income margin decreased 40 basis points to 12.8% in the current period compared to 13.2% in the prior year period. The lower operating income margin principally relates to the addition of the LaRoche business.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables of $31 million increased 19% compared to the prior year period. The increase primarily resulted from higher debt levels associated with acquisitions and higher interest rates.
Income Tax Expense
     The effective income tax rate was 37.6% of pre-tax earnings in the current period compared to 37.5% in the prior year period.
Net Earnings
     Net earnings for the six months ended September 30, 2005 were $59 million, or $0.76 per diluted share, compared to $45 million, or $0.59 per diluted share, in the prior year period.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     Net cash provided by operating activities increased to $138 million for the six months ended September 30, 2005 compared to $100 million in the comparable prior year period. The increase in operating cash flows primarily resulted from higher net earnings adjusted for non-cash items. Net earnings adjusted for non-cash items provided cash of $149 million versus $119 million in the prior year period. The Company also increased the level of receivables sold under its trade receivables securitization program providing cash of $20 million in the current period versus $37 million in the prior year period. Working capital used cash of $31 million in the current period versus $56 million in the prior year period. The use of cash for working capital in the current period principally reflects lower accounts payable related to the timing of payments to vendors and higher levels of inventory and trade receivables in support of sales growth. Cash flows of National Welders, in excess of a management fee paid by National Welders to the Company, are not available to the Company. Cash provided by operating activities in the current period included $9 million of cash provided by National Welders, which was consistent with $10 million in the prior year period. Cash flows provided by operating activities were used to fund investing activities, such as capital expenditures and acquisitions.
     Net cash used in investing activities totaled $179 million during the current period and primarily consisted of cash used for capital expenditures and acquisitions. Capital expenditures were $106 million in the current period (including $12 million at National Welders) and included spending for cylinders, bulk tanks and rental welding machines reflecting continued investment to support the Company’s sales growth initiatives. The Company estimates capital spending in fiscal 2006 will approximate 6% of net sales. Cash of $76 million was paid in the current period for acquisitions and holdback payments primarily related to the LaRoche and Kanox acquisitions.
     Financing activities provided net cash of $41 million primarily from an increase in the cash overdraft and a note prepayment by the preferred stockholders of National Welders. The change in the Company’s cash overdraft provided cash of $24 million in the current period. The cash overdraft represents outstanding checks. As described below, cash of $21 million was provided by National Welders’ minority stockholders’ note prepayment, the proceeds of which were used to repay National Welders’ Term Loan B.
     On June 6, 2005, National Welders entered into an agreement with its preferred stockholders under which the preferred stockholders prepaid their $21 million note receivable owed to National Welders. National Welders used the proceeds from the prepayment of the preferred stockholders’ note to pay-off its $21 million Term Loan B, which had been collateralized by the preferred stockholders’ note. In connection with the note prepayment, National Welders terminated an interest rate swap agreement that converted the variable rate Term Loan B to a fixed interest rate. The preferred stockholders reimbursed National Welders $700 thousand for the fee to terminate the interest rate swap agreement. Also see Note 10 to the Consolidated Financial Statements.
     Effective March 31, 2005, the Company changed from a net cash presentation on the balance sheet to a gross presentation. Previously, the Company did not show cash balances as all depository cash and cash overdrafts were combined and the net overdraft was recorded in other current liabilities. In the current presentation, depository cash and cash overdrafts are presented on a gross basis. The Company adopted the current presentation to be consistent with the practice among most companies and to be more transparent. The Statement of Cash Flows for the six months ended September 30, 2004 reflects the reclassification to conform to the current presentation.
     The Company will continue to look for acquisitions to complement its existing businesses and improve its geographic coverage. Capital expenditures, current debt maturities and any future acquisitions will be funded through the use of cash flow from operations, revolving credit facilities, and other financing alternatives. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
arrangement depend on the market conditions and the Company’s financial position at that time.
Dividends
     On May 24, 2005, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share, representing a 33% increase compared to the quarterly cash dividend paid in fiscal 2005. The cash dividend was paid on June 30, 2005 to stockholders of record as of June 15, 2005. On August 9, 2005, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share, which was paid on September 30, 2005 to stockholders of record as of September 15, 2005. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Financial Instruments
Senior Credit Agreement
     The Company has unsecured senior credit facilities with a syndicate of lenders under a credit agreement (the “Credit Agreement”) that provides revolving credit lines of $308 million and Canadian $50 million and a term loan. The Credit Agreement has a maturity date of January 14, 2010. As of September 30, 2005, the Company had revolving credit borrowings of approximately $156 million, Canadian $26 million (U.S. $22 million), and term loan borrowings of $89 million. As of September 30, 2005, the Company also had commitments under letters of credit of $41 million, of which $6 million was supported by the Credit Agreement and $35 million was supported by an arrangement with another financial institution. The Credit Agreement requires that the Company maintain certain leverage and coverage ratios. As provided for in the Credit Agreement, the computations of the restrictive covenants include pro forma results of acquired businesses. As such, the amount borrowed to finance an acquisition does not reduce the Company’s borrowing capacity by a similar amount. After considering the covenant limitations, as of September 30, 2005, the effective additional borrowing capacity under the Credit Agreement was approximately U.S. $164 million. The U.S. dollar borrowings bear interest of LIBOR plus 95 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 95 basis points. As of September 30, 2005, the effective interest rate on the U.S. dollar revolving credit lines, the Canadian dollar credit lines and the U.S. dollar term loan were 4.76%, 3.77% and 4.97%, respectively.
     Under the Credit Agreement, the Company’s domestic subsidiaries guarantee the U.S. borrowings and Canadian borrowings, and the Company’s foreign subsidiaries also guarantee the Canadian borrowings. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the agreement. The Credit Agreement provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and maintains such rating for two consecutive quarters.
Medium-Term Notes
     At September 30, 2005, the Company had $100 million of medium-term notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes have been presented in the current portion of long-term debt at September 30, 2005. Upon maturity of the notes, it is the Company’s intention to refinance the notes with borrowings under its senior credit agreement. The medium-term notes are fully and unconditionally guaranteed on a joint and several basis by each of the wholly owned domestic guarantors under the revolving credit facilities. The Company has pledged the stock of its domestic guarantors for the benefit of the note holders.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Senior Subordinated Notes
     At September 30, 2005, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.1% of the principal amount.
     In addition to the 2004 Notes, at September 30, 2005, the Company had $225 million of senior subordinated notes (the “2001 Notes”) outstanding with a maturity date of October 1, 2011. The 2001 Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The 2001 notes also have an optional redemption provision, which permits the Company, at its option, to call the 2001 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2006 at a price of 104.6% of the principal amount.
     The 2004 Notes and 2001 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 Notes and 2001 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the wholly owned domestic guarantors under the revolving credit facilities. The stock of the Company’s domestic subsidiaries is also pledged to the note holders on a subordinated basis.
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At September 30, 2005, acquisition and other notes totaled approximately $9 million with interest rates ranging from 5% to 9%.
Financial Instruments of the National Welders Joint Venture
     Pursuant to the requirements of FASB’s Financial Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46R”), the Company’s Consolidated Balance Sheets at September 30, 2005 and March 31, 2005 include the financial obligations of National Welders. National Welders’ financial obligations are non-recourse to the Company, meaning that the creditors of National Welders do not have a claim on the assets of Airgas, Inc.
     National Welders has a credit agreement (the “NWS Credit Agreement”) secured by certain assets. In September 2005, National Welders and its lenders amended the NWS Credit Agreement to reduce the interest rate spread over LIBOR on its variable rate borrowings and to extend the maturity date of the revolving credit line to August 30, 2008 (previously June 1, 2007).
     The NWS Credit Agreement provides for a Term Loan A of $26 million, a Term Loan B of $21 million, a Term Loan C of $9 million, and a revolving credit line of $44 million. Term Loan A is repayable in monthly amounts of $254 thousand with a lump-sum payment of the outstanding balance at maturity in June 2007. Term Loan B was repaid in its entirety in June 2005 with the proceeds from the minority stockholders’ prepayment of its note due to National Welders. (See Note 10 to the Consolidated Financial statements). Term Loan C matures in September 2006. Subsequent to the amendment of the NWS Credit Agreement, the variable interest rate on Term Loan A and the revolving credit line ranges from LIBOR plus 70 to 145 basis points based on National Welders’ leverage ratio. Prior to the September 2005 amendment, the variable interest rate range was based on LIBOR plus 150 to 225 basis points. The NWS Credit Agreement contains certain covenants which, among other things, limit the ability of National Welders to incur and guarantee new indebtedness, subject National Welders to minimum

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
net worth requirements, and limit its capital expenditures, ownership changes, merger and acquisition activity, and the payment of dividends.
     At September 30, 2005, National Welders had borrowings under its revolving credit line of $29 million, under Term Loan A of $17 million and under Term Loan C of $3 million. At September 30, 2005, the effective interest rate for Term Loan A and the revolving credit line was 4.78%. Term Loan C bears a fixed interest rate of 7%. Based on restrictions related to certain leverage ratios, National Welders had additional borrowing capacity under its NWS Credit Agreement of approximately $15 million at September 30, 2005.
     As of September 30, 2005, Term Loan A and the revolving credit line are secured by certain current assets, principally trade receivables and inventory, totaling $30 million, non-current assets, principally equipment, totaling $89 million, and Airgas common stock with a market value of $27 million classified as treasury stock and carried at cost of $370 thousand.
Interest Rate Swap Agreements
     The Company manages its exposure to changes in market interest rates. At September 30, 2005, the Company was party to a total of four interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $100 million in notional principal amount. These swap agreements require the Company to make fixed interest payments based on an average effective rate of 3.59% and receive variable interest payments from its counterparties based on one-month and three-month LIBOR (average rate of 3.68% at September 30, 2005). The remaining terms of these swap agreements range from between one month and four years. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.
     Including the effect of the interest rate swap agreements, the debt of National Welders, and the trade receivables securitization, the Company’s ratio of fixed to variable interest rates was approximately 58% fixed to 42% variable at September 30, 2005. A majority of the Company’s variable rate debt is based on a spread over the LIBOR. Based on the Company’s fixed to variable interest rate ratio at September 30, 2005, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $1 million.
Trade Receivables Securitization
     The Company participates in a securitization agreement with two commercial banks to sell up to $225 million of qualifying trade receivables. The agreement expires in February 2008, but may be renewed subject to provisions contained in the agreement. During the six months ended September 30, 2005, the Company sold, net of its retained interest, $1,170 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $1,150 million in collections on those receivables. The net proceeds were used to reduce borrowings under the Company’s revolving credit facilities. The amount of outstanding receivables under the agreement was $210 million at September 30, 2005 and $190 million at March 31, 2005.
Contractual Obligations and Off-Balance Sheet Arrangements
     There were no material changes in the Company’s contractual obligations and off-balance sheet arrangements as of September 30, 2005 compared to those contained in the Form 10-K for the fiscal year ended March 31, 2005.
     See Item 3 of this report for the Company’s estimated future obligations related to its debt, the debt of National Welders, the off-balance sheet trade receivables securitization, interest on the debt, and estimated future obligations under the Company’s interest rate swap agreements as of September 30, 2005. The Company’s cash outlays for interest approximate interest expense.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER
New Accounting Pronouncements
     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, as an amendment to SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R requires that grants of employee stock options, including shares expected to be purchased under employee stock purchase plans, to be recognized as compensation expense based on their fair values. SFAS 123R is effective for all annual periods beginning after December 15, 2005. Therefore, SFAS 123R will be effective for the Company as of April 1, 2006. The Company is currently evaluating the impact of SFAS 123R on its results of operations and financial position. The Company has not yet determined which fair-value method and transitional provision it will adopt. See Note 12 to the Consolidated Financial Statements for the pro-forma effect on net earnings and earnings per share for the three and six month periods ended September 30, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation.
     In November 2004, the FASB issued SFAS 151, Inventory Costs, as an amendment to the guidance provided on Inventory Pricing in FASB Accounting Research Bulletin 43. SFAS 151, which the Company is required to adopt as of April 1, 2006, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that if the costs associated with the actual level of spoilage or production defects are greater than the normal range of spoilage or defects, the excess costs should be charged to current period expense. Since the Company performs limited manufacturing, the Company does not believe that the adoption of SFAS 151 will have a material impact on its results of operations, financial position or liquidity.
     In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, as an amendment to APB Opinion 29, Accounting for Nonmonetary Transactions. SFAS 153 requires nonmonetary exchanges to be accounted for at fair value, recognizing any gains or losses, if the fair value is determinable within reasonable limits and the transaction has commercial substance. The Company is required to adopt SFAS 153 as of April 1, 2006. The Company is currently evaluating the impact, if any, that the adoption of SFAS 153 will have on its consolidated results of operations and financial position.
     On June 1, 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle, unless it is impractical to do so. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s expectation that strategic products have superior long-term growth potential; the Company’s ability to maintain margins; the amount of the estimated loss associated with hurricanes Katrina and Rita; the closing of the sale of the Company’s Rutland subsidiary on or before December 1, 2005; additional price increases; the Company’s estimate that earnings in the Company’s third quarter ending December 31, 2005 will range from $0.37 to $0.39 per diluted share; the Company’s estimate that fiscal 2006 earnings will range from $1.50 to $1.56 per diluted share; the Company’s estimate that for every increase in LIBOR of 25 basis points, interest expense will increase approximately $1 million; the Company’s estimate that capital spending in fiscal 2006 will approximate 6% of net sales; the identification of acquisition candidates to complement its existing businesses and improve its geographic coverage; the Company’s ability to refinance its medium-term notes upon maturity with borrowings under its senior credit agreement; the funding of capital expenditures, current debt maturities and any future acquisitions through the use of cash flow from operations, revolving credit facilities and other financing alternatives; the Company’s belief that its sources of financing are adequate for its anticipated needs and its ability to arrange additional sources of financing for unanticipated requirements; the future payment of dividends; the Company’s ability to manage its exposure to changes in market interest rates; and the performance of counterparties under interest rate swap agreements.
     These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: adverse customer response to the Company’s strategic product sales initiatives; the inability of the Company to identify products with superior long-term growth potential; underlying market conditions; customers acceptance of price increases; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company’s products); losses associated with Katrina and Rita that are higher or lower than that estimated by the Company as of September 30, 2005; a delay in closing the sale of Rutland; higher than estimated interest expense resulting from increases in LIBOR; potential disruption to the Company’s business from integration problems associated with acquisitions; the inability of management to control expenses; actual earnings per diluted share falling outside the Company’s estimated range for the third quarter and fiscal 2006; a same-store sales decline in the fiscal 2006 third or fourth quarters and its adverse effect on earnings per share; the inability to generate sufficient cash flow from operations or other sources to fund future acquisitions, capital expenditures, and current debt maturities; capital expenditure requirements that exceed or fall short of the fiscal 2006 estimate; the inability to identify acquisition candidates and successfully complete and integrate acquisitions; changes in the Company’s debt levels and/or credit rating which prevent the Company from arranging additional financing as well as negatively impacting earnings; a lack of borrowing availability under the senior credit agreement and the resulting inability to refinance the medium-term notes upon maturity; a lack of available cash flow necessary to pay future dividends; the inability to pay dividends as a result of loan covenant restrictions; the inability to manage interest rate exposure; unanticipated non-performance by counterparties related to interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. Including the effect of interest rate swap agreements on the Company’s debt and off-balance sheet financing arrangements, the Company’s ratio of fixed to variable rate debt was 58% fixed and 42% variable at September 30, 2005. The ratio includes the effect of the fixed to variable rate debt of National Welders. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.
     The table below summarizes the Company’s market risks associated with fixed rate debt obligations, interest rate swaps and LIBOR-based agreements as of September 30, 2005. For fixed rate debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

	Fiscal Year of Maturity
(In millions)	2006 (a)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed Rate Debt:
Medium-term notes	$—	$100	$—	$—	$—	$—	$—	$100	$102
Interest expense	$4	$4	$—	$—	$—	$—	$—	$8
Interest rate	7.75%	7.75%

Acquisition and other notes	$6	$—	$1	$—	$2	$—	$—	$9	$9
Interest expense	$0.2	$0.2	$0.1	$0.1	$0.1	$—	$—	$0.7
Average interest rate	5.75%	5.77%	5.48%	5.97%	6.83%

Senior subordinated notes due 2011	$—	$—	$—	$—	$—	$—	$225	$225	$240
Interest expense	$10	$21	$21	$21	$21	$21	$10	$125
Interest rate	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%

Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$—	$150	$150	$152
Interest expense	$5	$9	$9	$9	$9	$9	$31	$81
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

National Welders:
Term loan C	$1	$2	$—	$—	$—	$—	$—	$3	$3
Interest expense	$0.2	$0.1	$—	$—	$—	$—	$—	$0.3
Interest rate	7.00%	7.00%

	Fiscal Year of Maturity
(In millions)	2006 (a)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Variable Rate Debt:
Revolving credit facilities	$—	$—	$—	$—	$178	$—	$—	$178	$178
Interest expense	$4	$8	$8	$8	$6	$—	$—	$34
Interest rate (b)	4.64%	4.64%	4.64%	4.64%	4.64%

Term loan	$8	$15	$15	$21	$30	$—	$—	$89	$89
Interest expense	$2	$4	$3	$2	$1	$—	$—	$12
Interest rate (b)	4.97%	4.97%	4.97%	4.97%	4.97%

National Welders:
Revolving credit facility	$—	$—	$—	$29	$—	$—	$—	$29	$29
Interest expense	$0.7	$1.3	$1.3	$0.6	$—	$—	$—	$3.9
Interest rate (b)	4.78%	4.78%	4.78%	4.78%

Term loan A	$2	$3	$12	$—	$—	$—	$—	$17	$17
Interest expense	$0.4	$0.6	$0.1	$—	$—	$—	$—	$1.1
Interest rate (b)	4.78%	4.78%	4.78%

	Fiscal Year of Maturity
(In millions)	2006 (a)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Interest Rate Swaps:
4 Swaps Receive Variable/Pay Fixed
Notional amounts	$50	$—	$—	$—	$50	$—	$—	$100	$(0.7)
Swap payments/(receipts)	$—	$—	$—	$—	$—	$—	$—	$—
Variable receive rate = 3.68%
(1-month and 3-month LIBOR)
Weighted average pay rate = 3.59%

Other Off-Balance Sheet
LIBOR-based agreement:
Trade receivables securitization (c)	$—	$—	$210	$—	$—	$—	$—	$210	$210
Discount on securitization	$4	$8	$8	$—	$—	$—	$—	$20

(a) Fiscal 2006 financial instrument maturities and interest expense relate to the period October 1, 2005 through March 31, 2006.
(b) The variable rate of U.S. revolving credit facilities and term loan is based on the average LIBOR rate of outstanding contracts as of September 30, 2005. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers’ acceptances as of September 30, 2005.
(c) The trade receivables securitization agreement expires in February 2008, but may be renewed subject to renewal provisions contained in the agreement.
Limitations of the tabular presentation
     As the table incorporates only those interest rate risk exposures that exist as of September 30, 2005, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
Foreign Currency Rate Risk
     Canadian subsidiaries of the Company are funded in part with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated financial position and results of operations.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Changes in Internal Control
     There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of the stockholders of the Company was held on August 9, 2005, where the following actions were taken:
(a)	The stockholders voted to elect William O. Albertini, Lee M. Thomas, and Robert L. Yohe to the Board of Directors. The votes cast for each Director were as follows:

	No. of Shares
	For	Withheld/Against
William O. Albertini	71,362,990	1,542,561
Lee M. Thomas	69,077,033	3,828,518
Robert L. Yohe	69,853,218	3,052,333
In addition to the Board members elected at the annual meeting, the following are directors whose terms in office as directors continued after the meeting: W. Thacher Brown, James W. Hovey, Richard C. Ill, Peter McCausland, Paula A. Sneed, and David M. Stout.

(b)	The stockholders voted to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2006. The votes cast in regard to the action were as follows:

	No. of Shares
For	Withheld/Against	Abstain
72,399,445	463,588	42,518

Item 6. Exhibit Listing
     The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

11	Calculation of earnings per share.

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant and Co-Registrants have duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AIRGAS, INC.			AIRGAS EAST, INC.
(Registrant)			AIRGAS GREAT LAKES, INC.
AIRGAS MID AMERICA, INC.
AIRGAS NORTH CENTRAL, INC.
BY:	/s/ Robert M. McLaughlin		AIRGAS SOUTH, INC.
	Robert M. McLaughlin		AIRGAS GULF STATES, INC.
	Vice President & Controller		AIRGAS MID SOUTH, INC.
AIRGAS INTERMOUNTAIN, INC.
AIRGAS NORPAC, INC.
AIRGAS NORTHERN CALIFORNIA & NEVADA, INC.
AIRGAS SOUTHWEST, INC.
AIRGAS WEST, INC.
AIRGAS SAFETY, INC.
RUTLAND TOOL & SUPPLY CO., INC.
AIRGAS CARBONIC, INC.
AIRGAS SPECIALTY GASES, INC.
NITROUS OXIDE CORP.
RED-D-ARC, INC.
AIRGAS DATA, LLC

(Co-Registrants)

		BY:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President

ATNL, INC.

(Co-Registrant)

		BY:	/s/ Melanie Andrews

Melanie Andrews
President

DATED: November 8, 2005