Form 10-K
period 2007-03-31
AIRGAS WEST INC; AIRGAS INTERMOUNTAIN INC; AIRGAS GULF STATES INC; RED D ARC INC; AIRGAS SPECIALTY GASES INC; AIRGAS GREAT LAKES INC; AIRGAS SOUTHWEST INC; AIRGAS NOR PAC INC; AIRGAS DATA LLC; AIRGAS CARBONIC INC
filed 2007-05-30
CIK 1158055, 1158051, 1158050, 1158062, 1158059, 1158046, 1158054, 1158052, 1158066, 1158058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-9344
AIRGAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-0732648

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

259 North Radnor-Chester Road, Suite 100
Radnor, Pennsylvania	19087-5283

(Address of principal executive offices)	(Zip Code)
(610) 687-5253
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12 (b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
     Securities registered pursuant to Section 12 (g) of the Act: None.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑       NO ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐       NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
YES ☐                 NO ☐
     The aggregate market value of the 70,399,724 shares of voting stock held by non-affiliates of the Registrant was approximately $2.5 billion computed by reference to the closing price of such stock on the New York Stock Exchange as of the last day of the registrant’s most recently completed second quarter, September 30, 2006. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.
     The number of shares of common stock outstanding as of May 22, 2007 was 79,053,572.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held August 7, 2007 have been incorporated by reference into Part III hereof.

AIRGAS, INC.

PART I
ITEM 1. BUSINESS.
GENERAL
     Airgas, Inc. and subsidiaries (“Airgas” or the “Company”) became a publicly traded company in 1986. Since its inception, the Company has made over 350 acquisitions to become the largest U.S. distributor of industrial, medical, and specialty gases (delivered in “packaged” or cylinder form), and welding, safety and related products (“hardgoods”). Airgas is also the third-largest U.S. distributor of safety products, the largest U.S. producer of nitrous oxide and dry ice, the largest liquid carbon dioxide producer in the Southeast, and a leading distributor of process chemicals, refrigerants, and ammonia products. The Company markets these products to its diversified customer base through multiple sales channels including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, e-business and independent distributors. Products reach customers through an integrated network of more than 11,500 employees and over 900 locations including production facilities, packaged gas fill plants, specialty gas labs, distribution centers, branches, and retail stores. The Company’s national scale and strong local presence offer a competitive edge to its diversified customer base. The Company’s consolidated sales were $3.20 billion, $2.83 billion, and $2.37 billion in fiscal years ending March 31, 2007, 2006, and 2005, respectively.
     The Company has two reporting segments, Distribution and All Other Operations. The Distribution segment primarily engages in the distribution of gases and hardgoods. All Other Operations consists of business units that produce gaseous products for sale to third parties and to the business units in the Distribution segment. On March 9, 2007, the Company acquired Linde AG’s divested U.S. bulk gas assets. The acquisition included eight air separation plants and related bulk gas business with about 300 employees. With the acquisition, the Company formed a new business unit, Airgas Merchant Gases, to manage production, distribution and administrative functions for the air separation plants. In connection with the transaction, most of the acquired bulk gas customers and related service equipment were transfered to existing Distribution business units. Airgas Merchant Gases will operate principally as an internal supplier to the business units in the Distribution business segment. The operations of Airgas Merchant Gases have been included in the All Other Operations business segment. The Company’s previously owned air separation plants, including three air separation units (“ASUs”) at the Company’s joint venture, National Welders Supply Company, Inc. (“National Welders”) are also reflected in the All Other Operations business segment. The Company also has one small ASU operated by a Distribution segment business unit in Hawaii. National Welders is reported in the All Other Operations segment. See Note 15 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for a description of National Welders and its consolidation as a variable interest entity under Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”).
     Financial information by business segment can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and in Note 23 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.” More detailed descriptions of the operating segments are as follows:
DISTRIBUTION
     The Distribution segment accounted for approximately 85% of consolidated sales in fiscal years 2007, 2006 and 2005 and reflects the distribution of industrial, medical and specialty gases, and hardgoods.
Principal Products and Services
     The Distribution segment’s principal products include industrial, medical and specialty gases sold in packaged and less than truck load bulk quantities. Business units in the Distribution segment also recognize rental revenue and distribute Hardgoods. Gas sales include nitrogen, oxygen, argon, helium, hydrogen, welding and fuel gases, such as acetylene, propylene and propane, carbon dioxide, nitrous oxide, ultra high purity grades and special application blends. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and through the rental of welding and welding related equipment. Gas and rent represented approximately 52% of the Distribution segment’s sales in each of the fiscal years 2007, 2006 and 2005. Hardgoods consist of welding consumables and equipment, safety products, and maintenance, repair and operating (“MRO”) supplies. In each of the fiscal years 2007, 2006, and 2005, hardgoods sales represented approximately 48% of the Distribution segment’s sales (see Note 23 of the Company’s Consolidated Financial Statements for additional information regarding segment sales).
Principal Markets and Methods of Distribution
     The industry has three principal modes of gas distribution: on-site supply, bulk or merchant supply, and cylinder or packaged gas supply. Airgas’ market focus has been on the packaged gas segment of the market, which generally consists of customers who purchase gases in cylinders and in less than truck load bulk quantities. The Company believes the U.S. packaged gas market to be greater than $5 billion annually. Generally, packaged gas distributors also sell welding hardgoods. The Company believes the U.S. market for welding hardgoods to be greater than $5 billion annually. Packaged gases and welding hardgoods are generally delivered to customers on Company owned trucks, although third-party carriers are also used in the delivery of some welding and safety products and customers can purchase products at retail branch stores.
     Airgas is the largest distributor of packaged gases and welding hardgoods in the United States, with approximately 20% to 24% market share. The Company’s competitors in this market include local and regional independent distributors that serve more than half of the market through a fragmented distribution network and large distributors, such as Valley National Gases, Inc., and vertically integrated gas producers such as Praxair, Inc. (“Praxair”), Matheson Tri-Gas, Inc., Linde AG (“Linde”) and Liquid Air Corporation of America (“Air Liquide”), which serve the remaining market. Packaged gas distribution is a regional business because it is generally uneconomical to transport gas cylinders more than 50 to 100 miles. The regionalized nature of the business makes these markets highly competitive. Competition is generally based on reliable product delivery, product availability, quality, and price. The Company also sells safety equipment. The Company believes the U.S. market for safety equipment is greater than $6 billion annually, of which Airgas’ share is approximately 7%.
Customer Base
     The Company’s operations are predominantly in the United States. The customer base is diverse and sales are not dependent on a single or small group of customers. No single customer accounts for more than 0.5% of total net sales. The Company estimates the following industry segments account for the indicated percentages of its total net sales:
•	Industrial Manufacturing (29%)

•	Repair & Maintenance (26%)

•	Non-residential construction (12%)

•	Medical (7%)

•	Wholesale Trade (5%)

•	Food Products (6%)

•	Petrochemical (5%)

•	Utilities and Mining (2%)

•	Analytical (3%)

•	Transportation (2%)

•	Other (3%).

Suppliers
     In addition to the gas volumes supplied by the recently formed Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirement contracts from national and regional producers of industrial gases. The Company is a party to a long-term take-or-pay supply agreement, in effect through September 2017, under which Air Products and Chemicals, Inc. (“Air Products”) will supply at least 35% of the Company’s bulk nitrogen, oxygen and argon requirements, exclusive of the volumes produced by the Company and those purchased under the Linde supply agreements noted below. Additionally, the Company has commitments to purchase helium from Air Products under the terms of the take-or-pay supply agreement. The Company is committed to purchase approximately $50 million annually in bulk gases under the terms of the Air Products supply agreement. The Company and Linde, as successor to BOC, entered into reciprocal long-term supply agreements. The Company is the supplier for a substantial portion of Linde’s resale packaged gas needs. Linde will supply the Company with bulk nitrogen, oxygen, and argon through July 2019 under a take-or-pay supply agreement. Under a separate agreement, Linde will supply the Company with helium through 2016. The Linde agreements represent roughly $28 million in annual bulk gas purchases. The Company also participates in a long-term agreement with Praxair to swap production of bulk nitrogen, oxygen, and argon through 2014. The Praxair agreement represents approximately $7 million annually. The Air Products, Linde and Praxair supply agreements contain periodic price and volume adjustments based on certain economic indices and market analysis. Furthermore, the Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases.
     The Company believes that, if a long-term supply agreement with a major supplier of gases or other raw materials was terminated, it would look to utilize excess internal production capacity and to locate alternative sources of supply to meet customer requirements. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements. The Company believes that if an arrangement with any supplier of hardgoods was terminated, it would be able to arrange comparable alternative supply arrangements.
ALL OTHER OPERATIONS
     The All Other Operations segment consists of the Company’s Gas Operations Division, the newly formed Airgas Merchant Gases and the National Welders joint venture. The Gas Operations Division produces and distributes certain gas products, principally carbon dioxide, dry ice, nitrous oxide, anhydrous ammonia, and specialty gases. Airgas Merchant Gases produces oxygen, nitrogen, and argon, most of which is supplied to business units in the Distribution segment. National Welders is a producer and distributor of industrial, medical and specialty gases and hardgoods based in Charlotte, North Carolina.
Gas Operations Division
     The Gas Operations Division produces and distributes carbon dioxide and dry ice (solid form of carbon dioxide). Customers include food processors, food service businesses, pharmaceutical and biotech industries, wholesale trade and grocery outlets. Food and beverage applications account for approximately 70% of the market. The dry ice business generally experiences a higher level of sales during the warmer months. The Gas Operations Division also operates 7 national specialty gas labs and a specialty gas equipment center. These labs generally provide quality management and technical support to more than 50 regional labs operated by the Distribution segment. Specialty gas mixtures are predominantly used in research, which accounts for 40% of the market. Emissions monitoring, food, laser and environmental applications are also major uses of specialty gases. The Gas Operations Division is the largest manufacturer of nitrous oxide gas in North America. Nitrous oxide is used as an anesthetic in the medical and dental fields, as a propellant in the packaged food business and is utilized in the manufacturing process of certain electronics industries. Airgas Specialty Products is also a business unit in the Gas Operations Division. Airgas Specialty Products is a distributor of anhydrous and aqua ammonia, which are used for nitrogen oxide abatement in the utility industry. Ammonia is also used in metal finishing, water treatment, chemical processing and refrigeration. Airgas Specialty Products also integrated the acquisition of CFC Refimax in January, 2007, adding reclamation and distribution of refrigerant gases to its product offering. Refrigerants are used in a wide variety of commercial and consumer freezing and cooling applications. In addition to ammonia and refrigerants, Airgas Specialty Products also distributes various process chemicals. The Gas Operations Division’s market focus includes bulk customers as well as sales to the Distribution segment. The Company estimates that United States market for carbon dioxide, specialty gases, nitrous oxide, anhydrous ammonia, refrigerants, and process chemicals totals more than $2 billion annually.
Airgas Merchant Gases
     On March 9, 2007, the Company acquired Linde’s divested U.S. bulk gas assets for $495 million in cash. The acquisition included eight air separation plants and related bulk gas business with about 300 employees. The acquired business produces and distributes oxygen, nitrogen and argon and generated $176 million in revenues during calendar year 2006. With the acquisition of these assets, the Company formed a new business unit, Airgas Merchant Gases, to manage production, distribution and administrative functions for seven of the air separation plants. One air separation plant was acquired by the Company’s National Welders joint venture. Most of the acquired bulk gas customers and related service equipment were transferred to existing Distribution business units. Airgas Merchant Gases principally operates as an internal supplier of bulk oxygen, nitrogen and argon to the business units in the Distribution business segment.
National Welders Supply Company, Inc.
     National Welders’ product requirements are principally met through its significant production capabilities consisting of four air separation plants, two acetylene plants and a specialty gas lab. One air separation plant was purchased in March 2007 in connection with the Company’s acquisition of Linde’s divested U.S. bulk gas assets. The joint venture employs over 970 associates and primarily delivers its products to customers using company owned trucks. It also distributes packaged gases and welding products through approximately 50 branch stores. The ownership interests in the joint venture consist of voting common stock and voting, redeemable preferred stock. The Company owns 100% of the joint venture’s common stock, which represents a 50% voting interest. The National Welders joint venture structure, which limits the Company’s control over the National Welders operations and cash flows, is the primary factor that led the Company to conclude that National Welders is most appropriately reflected in the All Other Operations segment.
Suppliers
     The companies in the All Other Operations segment have significant production capacity. Together, the Gas Operations Division, Airgas Merchant Gases and National Welders operate 13 air separation plants that produce oxygen, nitrogen and argon, which are sold to on-site customers, bulk customers and to the Distribution segment. The Gas Operations Division also operates 9 carbon dioxide production facilities. With 11 dry ice plants (converting liquid carbon dioxide into dry ice), the Gas Operations Division has the largest network of dry ice conversion plants in the United States. These internal sources of carbon dioxide are supplemented by long-term take-or-pay supply contracts. The 4 nitrous oxide production facilities operated by the Gas Operations Division supply both the Gas Operations Division and the Distribution segment. The raw materials utilized in nitrous oxide production are purchased under contracts with major manufacturers and suppliers. Airgas Specialty Products purchases ammonia from suppliers under agreements (annual purchase commitments of approximately $18 million), the largest of which requires a 180-day notice to terminate.
AIRGAS GROWTH STRATEGIES
     The Company’s primary objective is to maximize shareholder value by driving market-leading sales growth through core and strategic product offerings that leverage the company’s infrastructure and customer base, by pursuing acquisitions in the Company’s core business and in adjacent businesses, by providing outstanding customer service and by improving operational efficiencies. To meet this objective, the Company is focusing on:

•	high potential growth markets such as non-residential construction, medical, energy, research life sciences and food products;

•	strategic product offerings expected to grow faster than the overall economy, e.g., bulk gases, specialty gases, medical products, carbon dioxide and safety products;

•	improved training, tools and resources for front line associates;

•	reducing costs associated with production, cylinder maintenance and distribution logistics;

•	continued account penetration; and

•	acquisitions to complement and expand our business.
REGULATORY AND ENVIRONMENTAL MATTERS
     The Company’s subsidiaries are subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company’s products. The Company has programs for the operation and design of its facilities to achieve compliance with applicable environmental regulations. The Company believes that it is in compliance, in all-material respects, with such laws and regulations. Expenditures for environmental compliance purposes during fiscal 2007 were not material.
INSURANCE
     The Company has established insurance programs to cover workers’ compensation, business automobile, and general liability claims. During Fiscal 2007, these programs had self-insured retention of $1 million per occurrence. During Fiscal 2006 and 2005, the Company’s self-insured retention was $500 thousand per occurrence with an additional aggregate retention of $2.2 million in Fiscal 2006 and $1.7 million in Fiscal 2005, for claims in excess of $500 thousand. For Fiscal 2008, the self-insured retention will remain $1 million per occurrence with no additional aggregate retention. The Company accrues estimated losses using actuarial methods and assumptions based on the Company’s historical loss experience.
     National Welders maintains a high deductible workers’ compensation program for employees in North and South Carolina. Approximately three-quarters of its employees are covered by this program. Workers’ compensation claims are self-insured up to $500 thousand per occurrence. Provisions for expected future claim payments are accrued based on estimates of the aggregate retention for claims incurred using historical experience. Workers compensation exposure for the remaining employees is managed through traditional premium based programs.
EMPLOYEES
     On March 31, 2007, the Company employed approximately 11,500 associates. National Welders employed over 970. Approximately 5% of the Company’s associates were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a significant strike or work stoppage in over ten years.

PATENTS, TRADEMARKS AND LICENSES
     The Company holds the following Registered Trademarks: “Airgas,” “RADNOR,” “Gold Gas,” “SteelMIX,” “StainMIX,” “AluMIX,” “Outlook,” “Ny-Trous+,” “Powersource,” “Red-D-Arc,” “RED-D-ARC WELDERENTALS,” “SightSense,” “SoundSense,” “Walk-O2-Bout,” “Airgas Puritan Medical,” “AcuGrav,” and “Penguin Brand Dry Ice.” The Company also holds trademarks for “Gaspro,” “Freshblend,” “Aspen,” “Aspen Refrigerants,” “CO2Direct,” “CO2Direct Refreshingly Easy,” “CO2Direct Rent Plus,” “GAIN,” “When You’re Ready To Weld,” and “Your Total Ammonia Solution” and a service mark for “You’ll find it with us.” The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.
EXECUTIVE OFFICERS OF THE COMPANY
     The executive officers of the Company are as follows:

Name	Age	Position
Peter McCausland (1)	57	Chairman of the Board, President and Chief Executive Officer
Michael L. Molinini	56	Executive Vice President and Chief Operating Officer
Robert M. McLaughlin	50	Senior Vice President and Chief Financial Officer
Robert A. Dougherty	49	Senior Vice President and Chief Information Officer
Patrick M. Visintainer	43	Senior Vice President — Sales
Dwight T. Wilson	51	Senior Vice President — Human Resources
Leslie J. Graff	46	Senior Vice President — Corporate Development
Max D. Hooper	47	Division President — West
B. Shaun Powers	55	Division President — East
Ted R. Schulte	56	Division President — Gas Operations
Dean A. Bertolino	38	Vice President, General Counsel and Secretary
Thomas M. Smyth	53	Vice President and Controller

(1)	Member of the Board of Directors
     Mr. McCausland has been Chairman of the Board and Chief Executive Officer of the Company since May 1987. Mr. McCausland has also served as President from June 1986 to August 1988, from April 1993 to November 1995, from April 1997 to January 1999, and from January 2005 to present. Mr. McCausland also serves as a director of The Valspar Corporation, NiSource, Inc., the Fox Chase Cancer Center, the Independence Seaport Museum, the International Oxygen Manufacturers Association, Inc. and as a member of the Board of Trustees of the Eisenhower Exchange Fellowships, Inc.
     Mr. Molinini has been Executive Vice President and Chief Operating Officer since January 2005. Prior to that time, Mr. Molinini served as Senior Vice President — Hardgoods Operations from August 1999 to January 2005 and as Vice President — Airgas Direct Industrial from April 1997 to July 1999. Prior to joining Airgas, Mr. Molinini served as Vice President of Marketing of National Welders Supply Company, Inc. since 1991.
     Mr. McLaughlin has been Senior Vice President and Chief Financial Officer since October 2006 and served as the Vice President and Controller since joining Airgas in June 2001. Prior to joining Airgas, Mr. McLaughlin also served as Vice President Finance for Asbury Automotive Group from 1999 to 2001, and was a Vice President and held various senior financial positions at Unisource Worldwide, Inc. from 1992 to 1999.

     Mr. Dougherty has been Senior Vice President and Chief Information Officer since joining Airgas in January 2001. Prior to joining Airgas, Mr. Dougherty served as Vice President and Chief Information Officer from August 1998 to December 2000 and as Director of Information Systems from November 1993 to July 1998 of Subaru of America, Inc.
     Mr. Visintainer has been Senior Vice President — Sales since January 1999. Prior to that time, Mr. Visintainer served as Vice President — Sales and Marketing from February 1998 to December 1998 and as President of one of the Company’s subsidiaries from April 1996 to January 1998. Until March 1996, he was employed by BOC Gases and served in various field positions including National Sales Manager – Industrial/Specialty Gases and National Accounts Manager.
     Mr. Wilson was appointed Senior Vice President — Human Resources in January 2004. Prior to joining Airgas, Mr. Wilson served as Senior Vice President, Corporate Resources at DecisionOne Corporation from October 1995 to December 2003.
     Mr. Graff was appointed Senior Vice President – Corporate Development in August 2006. Prior to that, Mr. Graff held various positions since joining the Company in 1989, including Director of Corporate Finance, Director of Corporate Development, Assistant Vice President — Corporate Development, and Vice President – Corporate Development. He has directed the in-house acquisition department since 2001. Prior to joining Airgas, Mr. Graff served with KPMG Peat Marwick from 1983 to 1989.
     Mr. Hooper was appointed Division President West in December 2005. Prior to this role, Mr. Hooper had been President of Airgas West since 1996. Prior to joining Airgas, Mr. Hooper served for three years as General Manager and President of an independent distributor, Arizona Welding Equipment Company in Phoenix, AZ and nine years with BOC Gases in various sales and management roles. Mr. Hooper began his career with AG Pond Welding Supply in San Jose, CA in 1983.
     Mr. Powers has been Division President — East since joining Airgas in April 2001. Prior to joining Airgas, Mr. Powers served as Senior Vice President of Industrial Gases at AGA from October 1995 to March 2001. Mr. Powers has more than 25 years of experience in the industrial gas industry.

     Mr. Schulte has been Division President – Gas Operations since February 2003. Prior to that time, Mr. Schulte served as Senior Vice President – Gas Operations from August 2000 to January 2003, as Vice President – Gas Operations from November 1998 to July 2000 and as President of Airgas Carbonic from November 1997 to October 1998. Prior to joining Airgas, Mr. Schulte served as Senior Vice President of Energetic Solutions, the U.S. subsidiary of ICI Explosives, from June 1997 to October 1997, and as Vice President Industrial Gas Sales of Arcadian Corporation from 1992 through June 1997.
     Mr. Bertolino has been Vice President and General Counsel since December 2001, and Secretary since July 2002. Prior to joining Airgas, Mr. Bertolino served as Assistant General Counsel of The BOC Group, Inc. from 1999 to 2001 and as an Associate with the law firm of Brown & Wood, llp from 1994 to 1999.
     Mr. Smyth has been Vice President and Controller since November 2006. Prior to that, Mr. Smyth served as Director of Internal Audit since joining Airgas in February 2001 and became vice president in August 2004. Prior to joining Airgas, Mr. Smyth served in internal audit, controller and chief accounting roles for four years at Philadelphia Gas Works from 1997 to 2001. Prior to that, Mr. Smyth spent 12 years with Bell Atlantic, now Verizon, in a variety of internal audit and general management roles and in similar positions during eight years at Amtrak.
COMPANY INFORMATION
     The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) are available free of charge on the Company’s website (www.airgas.com) under the “Investors” section. The Company makes these documents available as soon as reasonably practicable after they are filed with or furnished to the SEC, but no later than the end of the day in which they are filed or furnished to the SEC.
Code of Ethics and Business Conduct
     The Company has adopted a Code of Ethics and Business Conduct applicable to its employees, officers and directors. The Code of Ethics and Business Conduct is available on the Company’s website, under “Company Information.” Amendments to and waivers from the Code of Ethics and Business Conduct will also be disclosed promptly on the website. In addition, stockholders may request a printed copy of the Code of Ethics and Business Conduct, free of charge, by contacting the Company’s Investor Relations department at:
Airgas, Inc.
Attention: Investor Relations
259 N. Radnor-Chester Rd.
Radnor, PA 19087-5283
Telephone: 610.902.6206
Corporate Governance Guidelines
     The Company has adopted Corporate Governance Guidelines as well as charters for its Audit Committee and Governance & Compensation Committee. These documents are available on the Company’s website, noted above. Stockholders may also request a copy of these documents, free of charge, by contacting the Company’s Investor Relations department at the address and phone number noted above.
Certifications
     The Certification of the Company’s Chief Executive Officer required by Section 303A.12(a) of The New York Stock Exchange Listed Company Manual relating to the Company’s compliance with The New York Stock Exchange’s Corporate Governance Listing Standards was submitted to The New York Stock Exchange on September 7, 2006. The Company delivered an interim written affirmation to the New York Stock Exchange on October 11, 2006 following a change in the membership of the Company’s Board of Directors.
     The Company also filed certifications of its Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to its annual report on Form 10-K for each of the years ended March 31, 2007, 2006 and 2005.

ITEM 1a. RISK FACTORS.
In addition to risk factors discussed elsewhere in this report, the Company believes the following, which have not been sequenced in any particular order, are the most significant risks related to our business that could cause actual results to differ materially from those contained in any forward looking statements.
We have significant debt and our debt service obligations are substantial, which could diminish our ability to raise additional capital and limit our ability to engage in certain transactions.
We have substantial amounts of outstanding indebtedness. As of March 31, 2007, we had total consolidated debt of approximately $1,350 million, of which $40 million matures within the next 12 months. We also participate in a trade receivables securitization agreement with three commercial banks to sell up to $285 million in qualified trade receivables. At March 31, 2007, the amount of outstanding trade receivables under the program was $264 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.
Our substantial indebtedness could have significant negative consequences, including:
•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other purposes;
•	requiring the dedication of a significant portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for working capital, capital expenditures, acquisitions and other purposes;
•	limiting our flexibility in planning for, or reacting to, changes in our business and industry;
•	placing us at a possible competitive disadvantage relative to less leveraged competitors;
•	increasing the amount of our interest expense, because some of our borrowings are at variable rates of interest, which, if interest rates increase, would result in higher interest expense (at current debt levels and ratio of fixed to floating rate debt, we estimate that for every 25 basis point rise of LIBOR, annual interest expense would increase by $3 million); and
•	limiting, through the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, dispose of assets or make investments.
Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions, governmental regulation and the availability of fuel supplies. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell equity. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all.

Despite currently expected levels of indebtedness, we and our subsidiaries will be able to incur substantially more debt, which would increase the risk associated with our significant debt levels.
We and our subsidiaries will be able to incur substantial additional indebtedness in the future. Although our credit facility and indentures governing our subordinated notes contain limitations on the incurrence of additional indebtedness, those limitations are subject to a number of qualifications and exceptions that, depending on the circumstances at the time, would allow us to incur a substantial amount of additional indebtedness. As of March 31, 2007, we had additional borrowing capacity of $538 million of which $477 million could be drawn under our bank credit facility. To the extent new debt and other obligations are added to our and our subsidiaries’ currently anticipated debt levels, the substantial risks described in the immediately preceding risk factor would increase.
Demand for our products is affected by general economic conditions and by the cyclical nature of many of the industries we serve, which can cause significant fluctuations in our sales and results.
Demand for our products is affected by general economic conditions. A decline in general economic or business conditions in the industries served by our customers can have a material adverse effect on our business. In addition, many of our customers are in businesses that are cyclical in nature, such as the industrial manufacturing, non-residential construction, petrochemical and transportation industries, which accounted for approximately 48% of our sales in fiscal 2007. Downturns in these industries, even during periods of strong general economic conditions, can adversely affect our sales and our financial results by affecting demand for and pricing of our products.
We may not be successful in generating market leading sales growth and in controlling expenses, which could limit our ability to achieve our expected growth.
Although one of our principal business strategies is to drive market leading sales growth, the achievement of this objective may be adversely affected by:
•	competition from independent distributors and vertically integrated gas producers on products and pricing;
•	changes in supply prices from gas producers and manufacturers of hardgoods; and
•	general economic conditions in the industrial markets which we serve.
In addition, we may not be able to adequately control expenses due to inflation and potentially higher costs of our distribution infrastructure.
Increases in product and energy costs could reduce our profitability.
The cost of industrial gases represented a significant percentage of our operating costs in fiscal 2007. Because the production of industrial gases requires significant amounts of electric energy, industrial gas prices have historically increased as the cost of electric energy increases. Recent price increases in oil and natural gas have resulted in electric energy surcharges. Energy prices may continue to rise and, as a result, increase the cost of industrial gases. In addition, a significant portion of our distribution costs is comprised of diesel fuel costs, which have increased significantly during the current year. While we have historically been able to pass increases in the cost of our supplies and operating expenses on to our customers, we cannot guarantee our ability to do so in the future.
Our financial results may be adversely affected by gas supply disruptions.
We are the largest U.S. distributor of industrial, medical and specialty gases in packaged form and have long-term supply contracts with the major gas producers. Additionally the acquisition of Linde’s divested U.S. bulk gas assets and the formation of Airgas Merchant Gases provided us with substantial production capacity. Both long-term supply contracts and our own production capacity mitigate supply disruptions to various degrees. However, natural disasters, plant shut downs, labor strikes, and other supply disruptions occur within our industry. Regional supply disruptions may create shortages of certain products. Consequently, we may not be able to obtain the products required to meet our customers’ demands or may incur significant cost to ship product from other regions of the country to meet customer requirements. Such additional costs may adversely impact operating results in those regions until product sourcing can be restored. In the past, we successfully met customer demand by arranging for alternative supplies and transporting product into an affected region, but we can not guarantee that we will be as successful in arranging alternative product supplies or passing the additional transportation cost on to customers in the event of future supply disruptions.
We may not be successful in completing acquisitions, which may adversely affect our growth and operating results.
We have historically expanded our business primarily through acquisitions. A part of our business strategy is to continue to grow through acquisitions that complement and expand our distribution network. During fiscal 2007, we completed 13 acquisitions. We are continuously evaluating acquisition opportunities, some of which are large and complex, and we are currently in various stages of due diligence or preliminary discussions with respect to a number of potential transactions. We cannot guarantee that we will continue to be able to identify acquisition candidates, or that we will be able to complete acquisitions on terms acceptable to us. In addition, there is no assurance that we will be able to obtain financing on terms acceptable to us for future acquisitions and, in any event, such financing may be restricted by the terms of our credit facility or indentures related to our senior subordinated notes.
We may not be successful in integrating our past and future acquisitions and achieving intended benefits and synergies.
The process of integrating acquired operations into our operations and achieving targeted synergies may result in unexpected operating difficulties and may require significant financial and other resources that would otherwise be available for the ongoing development or expansion of the existing operations. Additionally, the failure to achieve targeted synergies or planned operating results could require us to recognize an impairment charge related to goodwill associated with an acquisition. Acquisitions involve numerous risks, including:
•	difficulty with the assimilation of acquired operations, information systems and products;
•	failure to achieve targeted synergies;
•	inability to retain key employees, customers and business relationships of acquired companies; and
•	diversion of the attention and resources of our management team.
Additionally, the acquired company may not have an internal control structure appropriate for a larger public company resulting in a need for significant remediation.
Acquisitions may have a material adverse effect on our business if we are required to assume debt and other liabilities of the acquired business.
We may be required to incur additional debt in order to consummate acquisitions in the future, which may be substantial. In addition, acquisitions may result in the assumption of the outstanding indebtedness of the acquired company, as well as the incurrence of contingent liabilities and other expenses. All of the foregoing could materially adversely affect our financial condition and operating results.
We depend on our key personnel to manage our business effectively and they may be difficult to replace.
Our performance substantially depends on the efforts and abilities of our senior management team, including our Chairman and Chief Executive Officer, and other executive officers and key employees. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key personnel regarding our distribution infrastructure, systems and products. The loss of key employees could have a negative effect on our business, revenues, results of operations and financial condition.
We are subject to litigation risk as a result of the nature of our business, which may have a material adverse effect on our business.
From time to time, we are involved in lawsuits that arise from our business transactions. Litigation may, for example, relate to product liability claims, contractual disputes, or employment maters. The defense and ultimate outcome of lawsuits against us may result in higher operating expenses. Those higher operating expenses could have a material adverse effect on our business, results of operations or financial condition.

We have established insurance programs with significant deductibles and maximum coverage limits which could result in the recognition of significant losses.
We maintain insurance coverage for workers compensation, auto and general liability claims with significant per claim deductibles and in some policy years aggregate per claim retentions above those deductibles. In the past, we have incurred significant workers compensation, auto, and general liability losses. Such losses could result in not achieving profitability goals. Additionally, claims in excess of our insurance limits could have a material adverse effect on our financial condition, results of operation or liquidity.
Catastrophic events may disrupt our business and adversely affect our operating results.
Although our operations are widely distributed across the U.S., a catastrophic event such as a fire or explosion at one of the Company’s fill plants or natural disasters, such as hurricanes, tornados and earthquakes, could result in significant property losses, employee injuries and third-party damage claims. Additionally, such events may severely impact our regional customer base and supply sources resulting in lost revenues, higher product costs, and increased bad debts.
Our financial statements reflect the operating results of our joint venture, National Welders, over which we have limited control and any disagreement with National Welders could potentially adversely affect the business and operations of the joint venture.
Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”) requires us to consolidate our joint venture, National Welders. The joint venture agreement, entered into in 1996, limits our control over National Welders’ operations and cash flows. National Welders is also a private company and is not subject to the internal control reporting requirements of the Sarbanes-Oxley Act. Should the management of National Welders fail to maintain an appropriate control environment, our financial results may be adversely impacted by the joint venture’s mismanagement of risk exposures, potential errors in financial reporting, incomplete due diligence on acquisitions, the misappropriation of assets at the joint venture, and/or poor operational performance.
In the event National Welders does not observe its venture obligations, it is possible that it would not be able to operate in accordance with it’s agreed upon plans. We run the risk of encountering differences of opinion or having difficulty reaching agreement with respect to certain business issues.
We are subject to environmental, health and safety regulations which could subject us to liability and we will have ongoing environmental costs.
We are subject to laws and regulations relating to the protection of the environment and natural resources. These include, among other things, the management of hazardous substances and wastes, air emissions and water discharges. Violations of some of these laws can result in substantial penalties, temporary or permanent plant closures and criminal convictions. Moreover, the nature of our existing and historical operations exposes us to the risk of liabilities to third parties. These potential claims include property damage, personal injuries and cleanup obligations. See “Item 1 Business— Regulatory and Environmental Matters” above.
We operate in a highly competitive environment and such competition could negatively impact us.
The U.S. industrial gas industry is comprised of a small number of major producers. Additionally, there are hundreds of smaller, local distributors, some of whom operate on a low-cost basis, primarily in the packaged gas segment. Some of our competitors may have greater financial resources than we do. If we are unable to compete effectively with our competitors, we will suffer lower revenue and a loss of market share.
Although the current trend is for increasing prices, the industrial gas industry has experienced periods of falling prices, and if such a trend were to return, we could experience reduced revenues and/or cash flows.
Previously, our major competitors and us have had to reduce prices in order to maintain our market share. Although prices are now increasing, in part due to increased energy and raw materials prices, we cannot guarantee that the prices of our products will not fall in the future, which could adversely affect our revenues and cash flows, or that we will be able to maintain current levels of profitability.

ITEM 1b. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
     The principal executive offices of the Company are located in leased space in Radnor, Pennsylvania.
     The Company’s Distribution segment operates a network of multiple use facilities consisting of over 700 branches, more than 300 cylinder fill plants, including more than 50 regional gas laboratories, approximately 20 acetylene plants and one small ASU, as well as 6 regional distribution centers, various customer call centers, buying centers and administrative offices. The Distribution segment conducts business in 48 states. The Company owns approximately 37% of these facilities. The remaining facilities are primarily leased from third parties. A limited number of facilities are leased from employees and are on terms consistent with commercial rental rates prevailing in the surrounding rental market.
     The Company’s All Other Operations segment consists of businesses, located throughout the United States, which operate multiple use facilities consisting of approximately 100 branch locations, 9 liquid carbon dioxide and 11 dry ice production facilities, 13 air separation plants, 7 national specialty gas laboratories and a specialty gas equipment center, and 4 nitrous oxide production facilities. The Company owns 47% of these facilities. The remaining facilities are leased from third parties.
     During fiscal 2007, the Company’s production facilities operated at approximately 80% to 85% of capacity based on an average daily production period of 16 hours. If required, additional shifts could be run to expand production capacity.
     The Company believes that its facilities are adequate for its present needs and that its properties are generally in good condition, well maintained and suitable for their intended use.
ITEM 3. LEGAL PROCEEDINGS.
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial condition, results of operations or liquidity.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2007.

PART II
ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The Company’s common stock is listed on the New York Stock Exchange (ticker symbol: ARG). The following table sets forth, for each quarter during the last two fiscal years, the high and low closing price per share for the common stock as reported by the New York Stock Exchange and cash dividends per share for the period from April 1, 2005 to March 31, 2007:

			Dividends Per
	High	Low	Share
Fiscal 2007

First Quarter	$41.41	$33.79	$0.070
Second Quarter	38.12	34.11	0.070
Third Quarter	42.91	36.05	0.070
Fourth Quarter	42.72	39.31	0.070

Fiscal 2006

First Quarter	$25.00	$21.58	$0.060
Second Quarter	29.75	24.73	0.060
Third Quarter	33.44	27.30	0.060
Fourth Quarter	39.58	31.83	0.060
     The closing sale price of the Company’s common stock as reported by the New York Stock Exchange on May 22, 2007, was $42.67 per share. As of May 25, 2007, there were approximately 15,000 stockholders of record of the Company’s common stock.
     On May 8, 2007, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.09 per share payable June 29, 2007 to stockholders of record as of June 15, 2007. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Stock Repurchase Plan
     Due to certain contemplated acquisitions, in July 2006, the Company suspended its three-year share repurchase plan that it initiated in November 2005. No shares of Company common stock were purchased during fiscal year 2007. Since inception, 195,400 shares have been repurchased under the plan and $137.2 million of the original $150 million authorization remains available. The Company continues to focus on using its cash flow for investing in growth opportunities, including future acquisitions, paying down debt and growing its dividend.
Equity Compensation Plan Information
     The following table sets forth information as of March 31, 2007 with respect to the shares of the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s equity compensation plans which were approved by the stockholders.

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by	102,755	30.86	1,710,603	ESPP shares (2)
security holders(1)	6,882,974	$19.12	4,510,969	Stock Option Plans

Equity compensation plans not approved by security holders	—	—	—

Total:	6,985,729	$19.29	6,221,572

(1)	At the Company’s August 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Equity Incentive Plan (the “2006 Equity Plan”). The 2006 Equity Plan replaced both the 1997 Stock Option Plan for employees and the 1997 Directors’ Stock Option Plan. Shares subject to outstanding stock options that terminate, expire or are canceled without having been exercised and stock options available for grant under the prior stock option plans were carried forward to the 2006 Equity Plan. Future grants of stock options to employees and directors will be issued from the 2006 Equity Plan to the extent there are options available for grant. As of March 31, 2007, only stock option awards have been granted under the 2006 Equity Plan and predecessor stock options plans.

(2)	The Amended and Restated 2003 Employee Stock Purchase Plan (“ESPP”) was approved by the Company’s stockholders in August 2006. The ESPP encourages and assist employees in acquiring an equity interest in the Company by allowing eligible employees to purchase common stock at a discount.

ITEM 6. SELECTED FINANCIAL DATA.
     Selected financial data for the Company are presented in the table below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company’s Consolidated Financial Statements and notes thereto included in Item 8 herein.

	Years Ended March 31,
(In thousands, except per share amounts):	2007(1)	2006(2)(7)	2005(3)(7)	2004(4)(7)	2003(5)(7)
Operating Results:
Net sales	$3,205,051	$2,829,610	$2,367,782	$1,855,360	$1,745,891
Depreciation and amortization	147,343	127,542	111,078	87,447	79,279
Special charges (recoveries), net	—	—	—	(776)	2,694
Operating income	341,452	268,758	202,454	168,544	156,336
Interest expense, net	60,180	53,812	51,245	42,357	46,374
Discount on securitization of trade receivables	13,630	9,371	4,711	3,264	3,326
Loss on debt extinguishment	12,099	—	—	—	—
Other income, net	1,601	2,462	1,129	1,472	2,132
Income taxes	99,883	77,866	54,261	47,659	41,571
Minority interest in earnings of consolidated affiliate	(2,845)	(2,656)	(1,808)	(452)	—
Equity in earnings of unconsolidated affiliate	—	—	—	4,365	2,684

Income from continuing operations	154,416	127,515	91,558	80,649	69,881
Income (loss) from discontinued operations, net of tax	—	(1,424)	464	(457)	(1,776)
Cumulative effect of a change in accounting principle, net of tax	—	(2,540)	—	—	—

Net earnings	$154,416	$123,551	$92,022	$80,192	$68,105

NET EARNINGS (LOSS) PER COMMON SHARE
BASIC
Earnings from continuing operations	$1.98	$1.66	$1.22	$1.11	$0.99
Earnings (loss) from discontinued operations	—	(0.02)	0.01	(0.01)	(0.02)
Cumulative effect of a change in accounting principle	—	(0.03)	—	—	—

Net earnings per share	$1.98	$1.61	$1.23	$1.10	$0.97

DILUTED
Earnings from continuing operations	$1.92	$1.62	$1.19	$1.08	$0.96
Earnings (loss) from discontinued operations	—	(0.02)	0.01	(0.01)	(0.02)
Cumulative effect of a change in accounting principle	—	(0.03)	—	—	—

Net earnings per share	$1.92	$1.57	$1.20	$1.07	$0.94

Dividends per common share declared and paid (6)	$0.28	$0.24	$0.18	$0.16	$—

Balance Sheet Data at March 31:
Working capital	$121,543	$(17,138)	$132,969	$88,826	$66,027
Total assets	3,333,457	2,474,412	2,291,863	1,960,606	1,726,004
Current portion of long-term debt	40,296	131,901	6,948	6,140	2,229
Long-term debt	1,309,719	635,726	801,635	682,698	658,031
Deferred income tax liability, net	373,246	327,818	282,186	253,529	207,069
Other non-current liabilities	39,963	30,864	24,391	28,756	33,657
Minority interest in affiliate	57,191	57,191	36,191	36,191	—
Stockholders’ equity	1,125,382	947,159	814,172	691,901	596,933
Capital expenditures for years ended March 31,	243,583	214,193	167,977	93,749	67,969

(1)	As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, the results for fiscal 2007 include stock-based compensation expense of $15.4 million ($10.9 million after tax), or $0.13 per diluted share, due to adopting Financial Accounting Standard No. 123R, Share-Based Payment, utilizing the modified prospective method. No stock-based compensation expense was reflected in prior periods. Fiscal 2007 results also include a charge of $12.1 million ($7.9 million after tax), or approximately $0.10 per diluted share, for the early extinguishment of debt and a one-time tax benefit of $0.02 per diluted share related to a change in the state income tax law in Texas.

(2)	As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, the results for fiscal 2006 include an after-tax charge of $2.5 million as a result of the adoption of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which was recorded as a cumulative effect of a change in accounting principle, an after-tax loss of $1.9 million on the divestiture of Rutland Tool, which was reported as a discontinued operation, and an estimated loss of $2.2 million ($1.4 million after tax) related to hurricanes Katrina and Rita. Working capital decreased in fiscal 2006 compared to 2005 primarily due to an increase in the current portion of long-term debt.

(3)	As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, the results for fiscal 2005 include integration costs related to the acquisition of the U.S. packaged gas business of The BOC Group, Inc. and employee separation costs of $6.4 million ($4 million after tax). Fiscal 2005 also reflected a full year of National Welders as a consolidated affiliate. See Note 15 to the Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data,” for the effect of the consolidation of National Welders on the Consolidated Financial Statements.

(4)	The results for fiscal 2004 include a fourth quarter special charge recovery of $776 thousand ($480 thousand after tax) reflecting lower estimates of the ultimate cost of prior years’ restructuring activities. Fiscal 2004 results also include the fourth quarter consolidation of the National Welders joint venture in accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”). Prior to the adoption of FIN 46R, the Company used the Equity Method of Accounting for its investment in National Welders. Accordingly, the consolidation of National Welders under FIN 46R did not have an impact on the Company’s net earnings.

(5)	The results for fiscal 2003 include special charges of $2.7 million ($2.1 million after tax) consisting of a restructuring charge related to the integration of the business acquired from Air Products & Chemicals, Inc.

(6)	During fiscal 2007, 2006, 2005 and 2004, the Company paid its stockholders regular quarterly cash dividends of $0.07, $0.06, $0.045 and $0.04 per share, respectively. In addition, on May 8, 2007, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.09 per share payable June 29, 2007 to stockholders of record as of June 15, 2007. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

(7)	Certain reclassifications have been made to prior period financial statements to conform to the current presentation. The reclassifications reflect the presentation of Rutland Tool as discontinued operations.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7.
RESULTS OF OPERATIONS: 2007 COMPARED TO 2006
OVERVIEW
     Airgas, Inc. (the “Company”) had net sales for the fiscal year ended March 31, 2007 (“fiscal 2007” or “current year”) of $3.20 billion compared to $2.83 billion for the fiscal year ended March 31, 2006 (“fiscal 2006” or “prior year”). Net sales increased by 13% driven by strong same-store sales growth and the impact of acquisitions. Same-store sales growth contributed 8% to the increase in total sales. Same-store sales growth was driven equally by pricing initiatives and higher sales volumes. Price increases were initiated in response to rising product, operating and distribution costs. Higher sales volumes resulted from the continued strength of the industrial economy, the non-residential construction environment, and the continued success of the Company’s growth initiatives. Acquisitions continue to be an important component of the Company’s growth contributing 5% to the overall increase in net sales. Operating income margin expanded 120 basis points in the current year to 10.7% compared to 9.5% in the prior year reflecting continued operating leverage. Solid sales growth and operating expense discipline resulted in income from continuing operations of $154.4 million or $1.92 per diluted share, compared to $127.5 million, or $1.62 per diluted share in fiscal 2006.
Accounting Change
     Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”) using the modified prospective method. The new standard requires the Company to estimate the value of stock options issued to employees, including options to purchase shares under its Employee Stock Purchase Plan, and recognize stock-based compensation expense over the period in which the options vest. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method outlined in Accounting Principles Board Opinion No. 25 to account for stock-based compensation. For the fiscal year ended March 31, 2007, the Company recognized stock-based compensation expense of $15.4 million ($10.9 million after tax) or $0.13 per diluted share. Since the Company adopted SFAS 123R using the modified prospective method, no stock-based compensation expense was reflected in earnings prior to April 1, 2006.
Financing
     Effective July 25, 2006, the Company amended and restated its senior credit facility with a syndicate of lenders. Subject to compliance with certain covenants, the $1.6 billion senior unsecured credit facility (the “Credit Facility”) permits the Company to borrow up to $966 million under a U.S. dollar revolving credit line, up to C$40 million (U.S. $34 million) under a Canadian dollar revolving credit line and up to $600 million under two or more term loans. The Company used borrowings under the term loan provision of the Credit Facility to finance the $100 million maturity of its 7.75% medium-term notes on September 15, 2006 and the remaining $500 million for the Linde bulk gas acquisition that closed on March 9, 2007. The Credit Facility matures on July 25, 2011.
     On October 27, 2006, the Company redeemed its $225 million 9.125% senior subordinated notes due October 1, 2011 (the “Notes”) at a premium of 104.563% of the principal amount with borrowing under the Company’s Credit Facility. In conjunction with the redemption of the Notes, the Company recognized a charge on the early extinguishment of debt of $12.1 million ($7.9 million after tax), or approximately $0.10 per diluted share. The charge related to the redemption premium and the write-off of unamortized debt issuance costs.

Acquisitions
     During fiscal 2007, the Company completed 13 acquisitions with combined annual sales of approximately $336 million. The largest of these acquisitions include the September 2006 purchase of Houston, Texas-based Aeriform Corporation, a distributor of industrial gases and related hardgoods. Aeriform, with 29 locations and 240 employees in Texas, Louisiana, Oklahoma and Kansas, generated annual revenue of $65 million. In November 2006, the Company purchased the Union Industrial Gas Group, a distributor of industrial gases and related hardgoods. The Union Industrial Gas Group, with 14 locations and 100 employees in New Mexico, Texas and Louisiana, had annual revenue of $38 million. In January 2007, the Company purchased CFC Refimax, a leading full-service refrigerant supplier and reclamation company. CFC Refimax, based in Atlanta, Georgia with 50 employees, generated annual revenue of $19 million. In March 2007, the Company acquired Linde’s divested U.S. bulk gas assets. The Linde bulk gas business, consisting of eight air separation units (ASUs) and 300 employees, produced annual revenue of $176 million for the year ended December 31, 2006.
     With the acquisition of the Linde bulk gas business, the Company formed a new business unit, Airgas Merchant Gases, to manage production, distribution and administrative functions for seven of the air separation plants. One air separation plant and its aligned sales was transferred to the Company’s National Welders joint venture. In connection with the transaction, most of the acquired bulk gas customers and related service equipment was transfered to existing Distribution business units. Airgas Merchant Gases principally operates as an internal supplier of bulk oxygen, nitrogen and argon to the business units in the Distribution business segment.
Pending Acquisition
     On March 29, 2007, the Company announced a definitive agreement to acquire, for $310 million in cash, a significant part of the U.S. packaged gas business of Linde AG. The operations to be acquired include branches, warehouses, packaged gas fill plants, and other operations involved in distributing packaged industrial and specialty gases and related hardgoods. The business includes 130 locations in 18 states, with more than 1,400 employees, which generated $346 million in revenues in the year ended December 31, 2006. Approximately 50 percent of the revenue was from gas sales and cylinder rent, with the remainder from sales of welding equipment and supplies. The acquisition will be financed under the Company’s Credit Facility.
Looking Forward
     The Company anticipates that fiscal 2008 will be another productive year. The Company expects further expansion of the industrial economy during fiscal 2008 and estimates fiscal 2008 net earnings to be between $2.33 to $2.41 per diluted share. For the first quarter of fiscal 2008, the Company estimates that it will earn between $0.52 to $0.54 per diluted share. The estimate of fiscal 2008 net earnings anticipates a supportive sales environment and continued success of pricing actions designed to offset rising costs. The annual earnings guidance does not reflect anticipated earnings from the pending acquisition of Linde’s U.S. packaged gas business. In accordance with the Company’s standard practice, the earnings guidance, noted above, does not reflect any impact from acquisitions that have not closed at the time the guidance is issued. However, the acquired Linde business, net of integration costs, is expected to be slightly accretive in the first twelve months of operation.

INCOME STATEMENT COMMENTARY
Net Sales
     Net sales increased 13% in fiscal 2007 compared to fiscal 2006 driven by strong same-store sales growth of 8% and acquisition growth of 5%. Same-store sales growth reflected pricing initiatives, volume growth, and strategic product sales gains, driven by the continued strength of the industrial production, energy and non-residential construction markets served by the Company. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro-forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. The table below reflects actual sales and does not include the pro-forma adjustments used in calculating the same-store sales metric. The intercompany eliminations represent sales from All Other Operations to the Distribution segment.
Net Sales

(In thousands)	2007	2006	Increase
Distribution	$2,691,814	$2,395,938	$295,876	12%
All Other Operations	579,671	493,430	86,241	17%
Intercompany eliminations	(66,434)	(59,758)	(6,676)

	$3,205,051	$2,829,610	$375,441	13%

     The Distribution segment’s principal products include industrial, medical and specialty gases; cylinder and equipment rental; and hardgoods. Industrial, medical and specialty gases are distributed in cylinders and bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers and welding equipment. Hardgoods consist of welding consumables and equipment, safety products, and maintenance, repair and operating (“MRO”) supplies.
     Distribution segment sales increased 12% compared to the prior year driven by same-store sales growth of $200 million (8%) and sales contributed by both current and prior year acquisitions of $96 million. The increase in Distribution same-store sales resulted from higher hardgoods sales of $82 million (8%) and gas and rent sales growth of $105 million (8%). Broad demand from industrial, energy infrastructure and non-residential construction sectors helped the Company’s core gas and welding hardgoods business. Several of the Company’s business units reported double-digit growth. Sales growth was also driven by double digit growth of strategic products sales. Strategic products are identified by the Company as those expected to grow at a faster rate than the overall industrial economy and include safety products, medical, specialty, and bulk gases, as well as carbon dioxide products, such as dry ice. Accordingly, the Company has initiatives focused on promoting these products. Approximately 75% of the Distribution segment’s $96 million sales growth contributed by acquisitions was the result of current year acquisitions. Current year acquisitions attributable to the Distribution segment historically generated annual revenue of approximately $300 million. The largest of the current year acquisitions closed in the second half of the fiscal year, with the Linde bulk gas acquisition closing in March 2007. Fiscal 2007 acquisitions are expected to contribute more than $200 million to the Distribution segment’s sales growth in fiscal 2008. Additionally as noted in the overview section above, the pending acquisition of a significant part of the U.S. packaged gas business of Linde, with annual revenues of $346 million, approximately $50 million of which will be acquired by the Company’s joint venture National Welders (which is accounted for in the All Other Operations segment), should also be a significant contributor to fiscal 2008 sales growth.
     The Distribution segment’s gas and rent same-store sales of 8% reflects both price increases and volume growth. The impact of price increases reflects pricing actions implemented in June 2006 and November 2005. Sales of industrial gases during the current year remained strong reflecting demand from the Company’s core industrial markets. Sales of strategic gas products increased 11% in the current year driven by bulk, medical and specialty gas sales gains. Bulk gas sales volumes were up related to growth in micro-bulk and the signing of new bulk customer contracts. Medical gas sales growth was attributable to higher demand from the hospital sector as well as success of the Walk-O2-Bout™ medical cylinder program. Rental revenues benefited from the Company’s rental welder business that generated 33% same-store sales growth in the current year. The rebuilding effort in the Gulf Coast area, power plant construction projects and the strong non-residential construction market contributed to the increase in demand for welding machines, gases and consumables.
     Hardgoods same-store sales growth reflects continued volume and pricing gains. The Company’s successful Radnor® private label brand of products generated sales growth of 11% in the current year, reaching a total of $128 million. Same-store sales of safety products increased 10% reflecting the success of the telemarketing operations (telesales) and effective cross-selling of safety products to new and existing customers.
     The All Other Operations segment consists of the Company’s Gas Operations Division, Airgas Merchant Gases and the National Welders joint venture. The Gas Operations Division produces and distributes certain gas products, principally carbon dioxide, dry ice, nitrous oxide, specialty gases, anhydrous ammonia and related supplies, services and equipment. Airgas Merchant Gases was formed with the acquisition of the Linde bulk gas business to manage production, distribution and administrative functions for the acquired air separation plants. National Welders is a producer and distributor of industrial, medical and specialty gases and hardgoods based in Charlotte, North Carolina. All Other Operations’ sales increased $86 million (17%) compared to the prior year resulting from same-store sales growth and acquisitions. Same-store sales growth of 8% was driven by continued sales gains of National Welders and growth in carbon dioxide products. Sales of dry ice and liquid carbon dioxide were strong contributors to sales growth in the current year reflecting success in the food processing and industrial carbon dioxide markets and the Company’s nationwide network of Penguin dry ice retail locations. Sales growth from acquisitions primarily reflects a prior year acquisition of a packaged gas distributor by National Welders. Current year acquisitions reflected in the All Other Operations business segment include CFC Refimax, and the Linde bulk gas business. Current year acquisitions did not significantly impact the current years’ sales growth as they closed in the fourth quarter. However, the fiscal 2007 acquisitions are expected to have a significant impact on the All Other Operations sales growth in fiscal 2008. The most significant contributor to the All Other Operations sales growth will be Airgas Merchant Gases. However, Airgas Merchant Gases will principally be a wholesale supplier to the business units in the Distribution business segment. Therefore, the sales of Airgas Merchant Gases to the Distrubution segment will be eliminated when preparing the consolidated financial statements of the Company. Third-party sales from the fiscal 2007 acquisitions are expected to contribute approximately $55 million to fiscal 2008 sales growth. As noted above, upon closing the pending acquisition of a significant part of the U.S. packaged gas business of Linde, operations with approximately $50 million in annual revenue would be acquired by the Company’s National Welders joint venture, also contributing to the fiscal 2008 sales growth.
Gross Profits
     Gross profits do not reflect depreciation expense and distribution costs. As disclosed in Note 1 to the Consolidated Financial Statements, the Company reflects distribution costs as elements of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation.” Other companies may report certain or all of these costs as elements of their Cost of Products Sold, and as such the Company’s gross profits discussed below may not be comparable to those of other entities.

     Gross profits increased 15% principally from sales growth and acquisitions. The gross margin in the current period was 51.1% compared to 50.5% in the prior year period.
Gross Profit

(In thousands)	2007	2006	Increase
Distribution	$1,336,447	$1,172,503	$163,944	14%
All Other Operations	301,514	255,129	46,385	18%

	$1,637,961	$1,427,632	$210,329	15%

     The Distribution segment’s gross profits increased $164 million (14%) compared to the prior year. The Distribution segment’s gross margin was 49.6% versus 48.9% in the prior year. The increase in the gross margin of 70 basis points reflected the impact of price increases as well as a favorable shift in product mix toward and within gas and rent. Gas and rent as a percentage of the Distribution segment’s sales was 52.0% in the current year as compared to 51.7% in the prior year.
     The All Other Operations segment’s gross profits increased $46 million (18%) primarily from strong sales growth at National Welders and sales volume growth of carbon dioxide products. The segment’s gross margin increased 30 basis points to 52.0% versus 51.7% in the prior year period driven by improvement in pricing and margin expansion particularly with respect to the anhydrous ammonia product line acquired in June 2005.
Operating Expenses
     Selling, distribution and administrative expenses (“SD&A”) consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses.
     As a percentage of net sales, SD&A expense decreased 50 basis points to 35.9% compared to 36.4% in the prior year reflecting improved cost leverage and effective cost management. The decrease in SD&A expense as a percentage of sales occurred despite $15.4 million or approximately 50 basis points of stock based compensation expense in the current year (as described in the Overview section above). There was no stock-based compensation expense in the prior year. SD&A expenses increased $118 million (11%) primarily from higher variable expenses associated with the growth in sales volumes and the operating costs of acquired businesses. Acquisitions contributed estimated incremental SD&A expenses of approximately $30 million in the current year. The increase in SD&A expense attributable to factors other than stock based compensation and acquisitions was approximately $72 million or an increase of 7% primarily attributable to salaries and wages and distribution-related expenses The increase in salaries and wages reflected increased operational headcounts and overtime to fill cylinders, deliver products and operate facilities to meet increased customer demand. The increase in distribution expenses was attributable to higher fuel and vehicle repair and maintenance costs, which were up approximately $12 million versus the prior year. Higher fuel costs were directly related to the rise in diesel fuel prices over the past year and the increase in miles driven to support related sales growth . Operating expenses in the prior year include $2.2 million associated with hurricanes Katrina and Rita.
     Depreciation expense of $139 million increased $16 million (13%) compared to the prior year. Acquired businesses contributed depreciation expense of approximately $3.3 million. The remainder of the increase primarily reflects the current and prior year’s capital investments in revenue generating assets to support customer demand, primarily cylinders, bulk tanks and rental welders, as well as the addition of new fill plants and branch stores. Amortization expense of $8.5 million was $3.4 million higher than the prior year period driven by the amortization of customer lists and non-compete agreements associated with acquisitions.

Operating Income
     Operating income increased 27% in the current year driven by higher sales levels and margin improvement. Improved cost leverage on sales growth was the primary contributor to a 120 basis point increase in the operating income margin to 10.7% compared to 9.5% in the prior year.
Operating Income

(In thousands)	2007	2006	Increase
Distribution	$266,708	$208,466	$58,242	28%
All Other Operations	74,744	60,292	14,452	24%

	$341,452	$268,758	$72,694	27%

     Operating income in the Distribution segment increased 28% in the current year. The Distribution segment’s operating margin increased 120 basis points to 9.9% compared to 8.7% in the prior year. The significant margin improvement was driven by continued operating profit leverage on sales growth and effective management of costs and pricing.
     Operating income in the All Other Operations segment increased 24% compared to the prior year. The segment’s operating income margin of 12.9% was 70 basis points higher than 12.2% in the prior year. The increases in operating income and operating margin were driven by the strong business momentum of National Welders and the improved anhydrous ammonia business.
     The acquired Linde bulk gas business is expected to improve the Company’s consolidated fiscal 2008 operating income and operating margin. The newly formed Airgas Merchant Gases, accounted for in the All Other Operations segment, will principally act as an internal wholesale supplier to the Distribution segment business units. The business units in the Distribution segment will manage the customer relationships and bill the new bulk gas customers. Since the end customer is served by the Distribution segment companies, the improved operating margin will principally be reflected in the Distribution business segment.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables totaled $74 million representing an increase of 17% compared to the prior year. The increase primarily resulted from higher average debt levels associated with acquisitions, a larger securitization program and higher weighted-average interest rates related to the Company’s variable rate debt instruments, partially offset by the current year refinancing of higher fixed rate debt.
     In July 2006, the Company amended and restated its senior credit facility with a syndicate of lenders. The Credit Facility expanded the Company’s borrowing capacity, subject to compliance with certain covenants, to $1.6 billion principally at an effective interest rate of LIBOR plus 75 basis points. The Company used the Credit Facility to refinance the $100 million maturity of its 7.75% medium-term notes on September 15, 2006. Additionally, on October 27, 2006, the Company used the Credit Facility to redeem its $225 million 9.125% senior subordinated notes. Based on current interest rates under the revolving credit facility, interest savings from these refinancings are estimated to be $700 thousand per month.
     The Company participates in a securitization agreement with three commercial banks to sell up to $285 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $264 million at March 31, 2007 versus $244 million at March 31, 2006. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

     As discussed in “Liquidity and Capital Resources” and in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable rate debt at March 31, 2007 was 21% fixed to 79% variable. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”). Based on the Company’s fixed to variable interest rate ratio, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $3 million.
Loss on Debt Extinguishment
     On October 27, 2006, the Company redeemed its $225 million 9.125% senior subordinated notes at a premium of 104.563% with borrowings under the Company’s revolving credit facility. In conjunction with the redemption, the Company recognized a third quarter charge on the early extinguishment of debt of $12.1 million ($7.9 million after tax) or approximately $0.10 per diluted share. The charge related to the redemption premium and the write-off of unamortized debt issuance costs.
Income Tax Expense
     The effective income tax rate was 38.8% of pre-tax earnings in the current year compared to 37.4% in the prior year. The effective income tax rate in the current year reflects a one-time tax benefit associated with changes in state income tax law in Texas. Additionally, the current year’s tax rate reflects the limited deductibility of stock-based compensation associated with the Company’s Employee Stock Purchase Plan and the absence of state tax benefits associated with the loss on the extinguishment of debt. The lower tax rate in fiscal 2006 reflected favorable changes in valuation allowances associated with state tax net operating loss carryforwards and a favorable adjustment to previously recorded tax liabilities. The Company expects the overall effective tax rate for fiscal 2008 to range from 39% to 39.5% of pre-tax earnings.
Income from Continuing Operations
     Income from continuing operations in the current year was $154 million, or $1.92 per diluted share, which reflects an after tax loss of $7.9 million from the early extinguishment of debt, or $0.10 per diluted share, stock-based compensation expense of $10.9 million after tax, or $0.13 per diluted share, and $1.8 million, or $0.02 per diluted share, one-time tax benefit associated with changes in state income tax law. Income from continuing operations in the prior period was $128 million, or $1.62 per diluted share. Stock-based compensation expense was not recognized in the prior year.
Income (loss) from Discontinued Operations
     In December 2005, the Company divested its business unit Rutland Tool & Supply Co., Inc. (“Rutland Tool”). Consequently, the operating results of Rutland Tool for fiscal 2006 and fiscal 2005 are reflected as discontinued operations. For fiscal 2006, the loss from discontinued operations, net of tax, was $1.4 million, which principally represented a loss on the sale of the business.

Cumulative Effect of a Change in Accounting Principle
     Effective March 31, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, (“FIN 47”), and recorded a $2.5 million after-tax charge ($0.03 per diluted share) as a cumulative effect of a change in accounting principle. The ongoing annual expense resulting from the adoption of FIN 47 is not material.
Net Earnings
     Net earnings were $154.4 million, or $1.92 per diluted share, compared to $123.6 million, or $1.57 per diluted share, in the prior year.
     Pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, until June 30, 2009, the preferred stockholders have the option to exchange their 3.2 million shares of National Welders voting redeemable preferred stock either for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock. If Airgas common stock has a market value of $24.45 per share, the stock and cash redemption options are equivalent. The weighted shares used in the fiscal 2007 and 2006 diluted earnings per share calculations include the assumed conversion of National Welders’ preferred stock to Airgas common stock. Also see Note 4 to the Consolidated Financial Statements under Item 8.

RESULTS OF OPERATIONS: 2006 COMPARED TO 2005
OVERVIEW
     The Company had net sales for fiscal year ended March 31, 2006 (“fiscal 2006”) of $2.83 billion compared to $2.37 billion for fiscal year ended March 31, 2005 (“fiscal 2005”). Net sales increased by 20% driven by strong same-store sales growth and the impact of acquisitions. Same-store sales growth contributed 11% to the increase in total sales. Acquisitions contributed 9% to the overall increase in net sales. The operating income margin expanded 90 basis points in fiscal 2006 to 9.5% compared to 8.6% in fiscal 2005 reflecting improving cost leverage. Solid sales growth and operating expense discipline resulted in income from continuing operations of $127.5 million, or $1.62 per diluted share, compared to $91.6 million, or $1.19 per diluted share, in fiscal 2005, a 36% increase.
Accounting Change
     Effective March 31, 2006, the Company adopted Financial Accounting Standard Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, (“FIN 47”), and recorded a $2.5 million after-tax charge ($0.03 per diluted share) as a cumulative effect of a change in accounting principle. The ongoing annual expense resulting from the adoption of FIN 47 is not material.
Discontinued Operations
     On December 1, 2005, the Company divested its subsidiary, Rutland Tool. Rutland Tool distributed metalworking tools, machine tools and MRO supplies from seven locations and had approximately 180 employees. Rutland Tool generated annual sales of approximately $50 million and an insignificant amount of operating income. As a result of the divestiture, the Company reflected fiscal 2006 and fiscal 2005 operating results of Rutland Tool as “discontinued operations.” The fiscal 2006 loss from discontinued operations, net of tax, was $1.4 million, or $0.02 per diluted share, which principally represented a loss on the sale of the business. Proceeds from the divestiture were approximately $15 million. The operating results of Rutland Tool were previously reflected in the Distribution business segment.
Acquisitions
     During fiscal 2006, the Company completed 13 acquisitions (including three businesses acquired by the Company’s joint venture, National Welders) with combined annual sales of approximately $141 million. The largest of these acquisitions included the June 2005 purchase of the Industrial Products Division of LaRoche Industries, Inc. (“LaRoche”). LaRoche was a leading distributor of anhydrous ammonia in the U.S. with annual sales of approximately $65 million. The LaRoche operations were incorporated into a new business unit, “Airgas Specialty Products,” that was added to the All Other Operations business segment.

INCOME STATEMENT COMMENTARY
Net Sales
     Net sales increased 20% in fiscal 2006 compared to fiscal 2005 driven primarily by strong same-store sales growth of 11% and acquisitions. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro-forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. The table below reflects actual sales and does not include the pro-forma adjustments used in calculating the same-store sales metric. The intercompany eliminations represent sales from All Other Operations to the Distribution segment.
Net Sales

(In thousands)	2006	2005	Increase
Distribution	$2,395,938	$2,035,112	$360,826	18%
All Other Operations	493,430	385,611	107,819	28%
Intercompany eliminations	(59,758)	(52,941)	(6,817)

	$2,829,610	$2,367,782	$461,828	20%

     Distribution segment sales increased 18% compared to fiscal 2005 driven by same-store sales growth of $245 million (11%) and sales contributed by both fiscal 2006 and fiscal 2005 acquisitions of $116 million. Incremental sales from acquisitions were driven by nine fiscal 2006 acquisitions and the impact of a full year of operations of the July 2004 acquisition of the packaged gas business of The BOC Group, Inc. (“BOC”). Same-store sales growth was driven approximately equally by pricing initiatives and higher sales volumes. Price increases were initiated in response to rising product, operating and distribution costs as well as other factors. Higher sales volumes resulted from the continued strength of the industrial economy and the continued success of the Company’s growth initiatives. Same-store sales growth of hardgoods was 13%, and gas and rent was 10%, with a majority of the Company’s business units reporting double-digit growth. Sales growth in the Gulf Coast and southwestern portions of the U.S. was particularly strong reflecting post-hurricane demand for equipment, safety products and welding machines. Sales growth was also driven by sales of strategic products. Strategic products were identified by the Company as those expected to grow at a faster rate than the overall industrial economy and include safety products, medical, specialty, and bulk gases, as well as carbon dioxide products, such as dry ice.
     The Distribution segment’s same-store sales growth for gas and rent of 10% was driven by price increases and volume growth. Broad pricing actions were initiated in March 2005 and November 2005 in response to rising product and delivery costs. Sales growth was achieved across nearly all major product lines, including the largest product line, industrial gases (e.g., nitrogen, oxygen, argon, acetylene, etc.). Sales of strategic products, particularly related to bulk, medical and specialty gases, also helped drive the growth in gas and rent same-store sales. Sales of bulk, medical, and specialty gases generated combined same-store sales growth of 12%. Same-store sales growth was also helped by a 31% increase in welding equipment rentals.
     The increase in Distribution same-store sales from hardgoods of $131 million (13%) is attributable to strong volume gains in sales of safety and Radnor private label products. Same-store sales of safety products grew 17% in fiscal 2006 benefiting from excellent execution in cross-selling and in our telesales operation, the strong industrial economy and reconstruction efforts along the Gulf Coast. Radnor products grew 26% reflecting the rollout of new products and expansion of the Company’s branch-store core stocking program to acquired locations. Same-store sales of hardgoods also benefited from pricing actions taken during fiscal 2006 to offset rising product costs.

     In fiscal 2006 and fiscal 2005, the All Other Operations segment consisted of the Company’s Gas Operations Division and its National Welders joint venture. The Gas Operations Division produces and distributes certain gas products, principally carbon dioxide, dry ice, nitrous oxide and specialty gases. Beginning in June 2005, the division also began distributing anhydrous ammonia and related supplies, services and equipment. National Welders is a producer and distributor of industrial, medical and specialty gases and hardgoods based in Charlotte, North Carolina. All Other Operations’ sales, net of intercompany eliminations, increased $101 million compared to fiscal 2005. The acquisition of the anhydrous ammonia business from LaRoche and the subsequent formation of Airgas Specialty Products in June 2005 contributed sales of $67 million in fiscal 2006. Same-store sales growth was primarily attributable to National Welders and pricing actions taken by Airgas Specialty Products. Sales of liquid carbon dioxide and dry ice also increased modestly.
Gross Profits
     Gross profits increased 17% resulting from higher sales volumes, acquisitions and price increases. The gross profit margin decreased 90 basis points to 50.5% in fiscal 2006 compared to 51.4% in fiscal 2005. The decrease in the gross profit margin reflects the acquisition and subsequent growth of the lower margin anhydrous ammonia product line and a shift in sales mix.
Gross Profit

(In thousands)	2006	2005	Increase
Distribution	$1,172,503	$1,004,828	$167,675	17%
All Other Operations	255,129	211,172	43,957	21%

	$1,427,632	$1,216,000	$211,632	17%

     The Distribution segment’s gross profits increased $168 million (17%) compared to fiscal 2005. Distribution’s gross profit margin of 48.9% decreased 50 basis points from 49.4% in fiscal 2005. The lower gross profit margin reflects a shift in gas sales mix, including the impact of higher sales growth of lower margin bulk gases, as well as higher same-store sales growth of lower margin hardgoods. The Distribution segment’s sales consisted of 51.7% gas and rent compared to 51.9% in fiscal 2005. Pricing actions taken by the Company in fiscal 2006 helped to mitigate the impact of rising product costs.
     The All Other Operations segment’s gross profits increased $44 million primarily from strong sales at National Welders and the addition of the anhydrous ammonia business in fiscal 2006. Although the gross profit dollars for the segment increased, the gross profit margin declined by 310 basis points to 51.7% from 54.8% in fiscal 2005. The gross profit margin decline reflects the acquisition of the anhydrous ammonia product line, which carries a lower margin than other products in this segment, and competitive pressures in the market for dry ice.
Operating Expenses
     As a percentage of net sales, SD&A expenses decreased 170 basis points to 36.4% compared to 38.1% in fiscal 2005 resulting from improved cost leverage. SD&A expenses increased $129 million (14%) primarily from operating costs of acquired businesses and higher variable expenses associated with the growth in sales volumes. As compared with fiscal 2005, acquisitions contributed an estimated additional $62 million to SD&A expenses. The SD&A expenses contributed by fiscal 2006 acquisitions reflect acquisition integration costs that were $1.9 million in fiscal 2006. Fiscal 2005 SD&A expenses reflect a total of $6.4 million of costs associated with integrating the BOC acquisition as well as employee separation costs. The balance of the increase in SD&A expenses is primarily attributable to higher labor costs, distribution-related expenses, selling expenses and approximately $2.2 million of incremental costs resulting from hurricanes Katrina and Rita. The increase in labor costs reflected costs to fill cylinders and operate facilities to meet increased demand for products as well as normal wage inflation. The increase in distribution expenses is attributable to higher fuel costs and vehicle repair and maintenance expenses. Higher fuel costs were directly related to the rise in diesel fuel prices and the increase in miles driven to support the higher sales volumes. The increase in selling expenses is attributable to higher sales levels.

     Depreciation expense of $122 million increased $17 million (16%) compared to $105 million in fiscal 2005. Fiscal 2006 and fiscal 2005 acquisitions contributed depreciation expense of approximately $8 million. The remainder of the increase primarily reflects fiscal 2006’s and fiscal 2005’s capital expenditures to support growth, including purchases of cylinders, bulk tanks and rental welders. Amortization expense of $5 million in fiscal 2006 was consistent with fiscal 2005.
Operating Income
     Operating income increased 33% in fiscal 2006 compared to fiscal 2005 driven by higher sales levels. Cost leverage and the improved operations of the BOC business acquired in fiscal 2005 contributed to a 90 basis point increase in the operating income margin to 9.5% compared to 8.6% in fiscal 2005.
Operating Income

(In thousands)	2006	2005	Increase
Distribution	$208,466	$157,239	$51,227	33%
All Other Operations	60,292	45,215	15,077	33%

	$268,758	$202,454	$66,304	33%

     Operating income in the Distribution segment increased 33% in fiscal 2006. The Distribution segment’s operating income margin increased 100 basis points to 8.7% compared to 7.7% in fiscal 2005. The increase in the operating income margin reflects the lower operating expenses as a percentage of net sales, described above. Fiscal 2005 was negatively impacted by integration costs and initial lower margins of the business acquired from BOC.
     Operating income in the All Other Operations segment increased 33% resulting primarily from the strong business momentum of National Welders as well as the acquisition of the anhydrous ammonia business from LaRoche. The segment’s operating income margin increased 50 basis points to 12.2% in fiscal 2006 compared to 11.7% in fiscal 2005. The higher operating income margin principally relates to lower operating expenses as a percentage of net sales, partially offset by the lower operating margin of the anhydrous ammonia business.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables totaled $63 million representing an increase of 13% compared to fiscal 2005. The increase in interest expense primarily resulted from higher debt levels associated with acquisitions and higher weighted-average interest rates.
     The Company participates in a securitization agreement with commercial banks to sell qualifying trade receivables. The amount of outstanding receivables under the agreement was $244 million and $190 million at March 31, 2006 and 2005, respectively. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.
     As discussed in “Liquidity and Capital Resources” and in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable rate debt at March 31, 2006 was 53% fixed to 47% variable.

Income Tax Expense
     The effective income tax rate was 37.4% of pre-tax earnings compared to 36.8% in fiscal 2005. The lower tax rate in fiscal 2005 resulted from favorable changes in valuation allowances associated with state tax net operating loss carryforwards and the realization of federal and state tax credits.
Income from Continuing Operations
     Income from continuing operations was $127.5 million, or $1.62 per diluted share, compared to $91.6 million, or $1.19 per diluted share in fiscal 2005.
Income (loss) from Discontinued Operations
     As a result of the divestiture of Rutland Tool in December 2005, the Company reflected fiscal 2006 and fiscal 2005 operating results of Rutland Tool as “discontinued operations.” The fiscal 2006 loss from discontinued operations, net of tax, was $1.4 million, or $0.02 per diluted share, which principally represented a loss on the sale of the business. Proceeds from the divestiture were approximately $15 million. In fiscal 2005, income from discontinued operations was $464 thousand. The operating results of Rutland Tool were previously reflected in the Distribution business segment.
Cumulative Effect of a Change in Accounting Principle
     In conjunction with the adoption of FIN 47 on March 31, 2006, the Company recorded an after-tax charge of $2.5 million as a cumulative effect of a change in accounting principle. The ongoing annual expense resulting from the adoption of FIN 47 is not material.
Net Earnings
     Net earnings were $123.6 million, or $1.57 per diluted share, compared to $92 million, or $1.20 per diluted share, in fiscal 2005.
     Pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, until June 30, 2009, the preferred stockholders have the option to exchange their 3.2 million shares of National Welders voting redeemable preferred stock either for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock. If Airgas common stock has a market value of $24.45 per share, the stock and cash redemption options are equivalent. The weighted shares used in the fiscal 2006 diluted earnings per share calculation include the assumed conversion of National Welders’ preferred stock to Airgas common stock. In fiscal 2005, the conversion of National Welders preferred stock to Airgas common stock was anti-dilutive. Also see Note 4 to the Consolidated Financial Statements under Item 8.

LIQUIDITY AND CAPITAL RESOURCES
Fiscal 2007 Cash Flows
     Net cash provided by operating activities was $318 million in fiscal 2007 compared to $352 million in fiscal 2006. Net earnings adjusted for non-cash items provided cash of $384 million versus $304 million in the prior year. Working capital resulted in a use of cash of $86 million versus a use of $8 million in the prior year. The use of cash for working capital in fiscal 2007 principally reflects a higher level of trade receivables associated with sales growth, a higher level of income tax payments, and the timing of payments to vendors. The Company also increased the amount of receivables sold under its trade receivables securitization program providing cash of $20 million in the current year versus $54 million in the prior year. Cash flows of National Welders, in excess of a management fee paid by National Welders to the Company, are not available to the Company. Cash provided by operating activities in the current year included $34 million of cash provided by National Welders versus $23 million in the prior year. Consolidated cash flows provided by operating activities were used to fund investing activities, such as capital expenditures and acquisitions.
     Net cash used in investing activities in fiscal 2007 totaled $923 million and primarily consisted of cash used for acquisitions and capital expenditures. Cash of $688 million was paid in the current year for 13 acquisitions, including the acquisition of Linde’s bulk gas business, and holdback settlements. Capital expenditures were $244 million in the current period (including $18 million at National Welders). Capital expenditures reflect investments to support the Company’s sales growth initiatives. For example, investments in rental welders by the Company’s Red-D-Arc subsidiary supported its fiscal 2007 same-store sales growth of 33%. The Company has also continued to invest in its core business through purchasing cylinders and bulk tanks. Other significant investments included a new carbon dioxide plant and fill plant expansions. The Company expects that fiscal 2008 capital expenditures will approximate 7% of net sales.
     Financing activities provided net cash of $596 million primarily from net borrowings under the Company’s Credit Facility. The additional borrowing was principally used to fund acquisitions. Other sources of cash effectively offset the use of cash within financing activities.
Dividends
     During fiscal 2007, 2006 and 2005, the Company paid its stockholders regular quarterly cash dividends of $0.07, $0.06 and $0.045 per share, respectively. On May 8, 2007, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.09 per share, which is payable on June 29, 2007 to stockholders of record as of June 15, 2007. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Stock Repurchase Plan
     Due to certain contemplated acquisitions, in July 2006, the Company suspended the three-year share repurchase plan that it initiated in November 2005. No shares of Company common stock were repurchased during fiscal 2007. Since inception, 195,400 shares have been repurchased under the plan and $137.2 million of the original $150 million authorization remains available. The Company continues to focus on using its cash flow for investing in growth opportunities, including future acquisitions, paying down debt and growing its dividend.

Financial Instruments
Debt Refinancing
     Effective July 25, 2006, the Company amended and restated its senior credit facility with a syndicate of lenders. Subject to compliance with certain covenants, the $1.6 billion senior unsecured credit facility (the “Credit Facility”) permits the Company to borrow up to $966 million under a U.S. dollar revolving credit line, up to C$40 million (U.S. $34 million) under a Canadian dollar revolving credit line and up to $600 million under two or more term loans. The Company used borrowings under the term loan provision of the Credit Facility to finance the $100 million maturity of its 7.75% medium-term notes on September 15, 2006. The remaining $500 million term loan was used to finance the previously announced Linde bulk gas acquisition that closed on March 9, 2007. The Credit Facility will mature on July 25, 2011.
     As of March 31, 2007, the Company had approximately $1,067 million of borrowings under the Credit Facility: $471 million under the U.S. dollar revolver, C$22 million (U.S. $18 million) under the Canadian dollar revolver and a $578 million under the term loan. The term loans are repayable in quarterly installments of $22.5 million between March 31, 2007 and June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. The Company also had letters of credit of $34 million outstanding under the Credit Facility. The U.S. dollar borrowings and the term loans bear interest at LIBOR plus 75 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 75 basis points. As of March 31, 2007, the effective interest rates on the U.S. dollar borrowings, the term loans and the Canadian dollar borrowings were 6.09%, 6.10%and 5.20%, respectively.
     The Company’s domestic subsidiaries, exclusive of a bankruptcy remote special purpose entity (the “domestic guarantors”), guarantee the U.S. and Canadian borrowings. The Canadian borrowings are also guaranteed by the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on all other debt.
Total Borrowing Capacity and Acquisition Financing
     At March 31, 2007, approximately $461 million remained unused under the U.S. dollar revolving credit line and approximately C$18 million (U.S. $16 million) remained unused under the Canadian dollar revolving credit line. As of March 31, 2007, the financial covenants of the Credit Facility permitted the Company increase its total borrowings under the Credit Facility or through other debt instruments by approximately $538 million. The Credit Facility contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
     The Company continues to look for acquisition candidates. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The Company intends to finance the pending acquisition (purchase price of $310 million) of the U.S. packaged gas business of Linde AG with borrowings under the revolving credit line of the Credit Facility. A portion of the business to be acquired will be sold by the Company to National Welders. National Welders will secure financing necessary to acquire their portion of the business.
     The Company believes that it could obtain financing on reasonable terms if its requirements exceed amounts available under the Credit Facility. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time.

Money Market Loan
     The Company has an agreement with a financial institution that provides access to short term advances not to exceed $30 million for a maximum term of three months. The agreement expires on November 30, 2007, but may be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2007, the Company had an outstanding advance under the agreement of $30 million for a term of 90 days bearing interest at 5.75%.
Senior Subordinated Notes
     At March 31, 2007, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.125% of the principal amount.
     The 2004 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the wholly owned domestic guarantors under the Credit Facility. The stock of the Company’s domestic subsidiaries is also pledged to the note holders on a subordinated basis.
     On October 27, 2006, the Company redeemed its $225 million 9.125% senior subordinated notes in full at a premium of 104.563% of the principal amount with proceeds from the Company’s revolving credit line. In conjunction with the redemption of the Notes, the Company recognized a charge on the early extinguishment of debt of approximately $12.1 million ($7.9 million after tax) in October 2006. The charge related to the redemption premium and the write-off of unamortized debt issuance costs.
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At March 31, 2007, acquisition and other notes totaled approximately $17 million with interest rates ranging from 4% to 8.5%.
Financial Instruments of the National Welders Joint Venture
     Pursuant to the requirements of the FASB’s Financial Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46R”), the Company’s Consolidated Balance Sheets at March 31, 2007 and 2006 include the financial obligations of National Welders. National Welders’ financial obligations are non-recourse to the Company, meaning that the creditors of National Welders do not have a claim on the assets of Airgas, Inc.
     The National Welders Credit Agreement (the “NWS Credit Agreement”) provides for a revolving credit line of $100 million, a Term Loan A of $26 million, a Term Loan B of $21 million, and a Term Loan C of $9 million. At March 31, 2007, National Welders had borrowings under its revolving credit line of $73 million and under Term Loan A of $12 million. There were no amounts outstanding under Term loans B or C at March 31, 2007. National Welders also had $681 thousand in acquisition notes and other debt obligations.

     The NWS revolving credit borrowings mature in August 2009. Term Loan A is repayable in monthly amounts of $254 thousand plus accrued interest with a lump-sum payment of the outstanding balance at maturity in March 2011. The variable interest rate on the revolving credit line and Term Loan A ranges from LIBOR plus 70 to 145 basis points varying with National Welders’ leverage ratio. At March 31, 2007, the effective interest rate for the revolving credit line and Term Loan A was 6.02%. The NWS Credit Agreement also contains certain covenants which, among other things, subject National Welders to minimum net worth requirements, limit the ability of National Welders to incur and guarantee new indebtedness, and limit its capital expenditures, ownership changes, merger and acquisition activity, and the payment of dividends. National Welders had additional borrowing capacity under the NWS Credit Agreement of approximately $27 million at March 31, 2007. Term Loans B and C were previously repaid and provide no additional borrowing capacity.
     As of March 31, 2007, the revolving credit line and Term Loan A are secured by certain current assets, principally trade receivables and inventory, totaling $38 million, non-current assets, principally equipment, totaling $119 million, and Airgas common stock with a market value of $39 million classified as treasury stock and carried at cost of $370 thousand.
Trade Receivables Securitization
     The Company participates in a securitization agreement with three commercial banks to sell up to $285 million of qualifying trade receivables. The agreement expires in March 2010, but may be renewed subject to provisions contained in the agreement. During fiscal 2007, the Company sold, net of its retained interest, $2.70 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $2.68 billion in collections on those receivables. The net proceeds were used to reduce borrowings under the Company’s revolving credit facilities. The amount of outstanding receivables under the agreement was $264 million at March 31, 2007 and $244 million at March 31, 2006.
Interest Rate Swap Agreements
     The Company manages its exposure to changes in market interest rates. At March 31, 2007, the Company had six fixed interest rate swap agreements with an aggregate notional amount of $150 million. These swaps effectively convert $150 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At March 31, 2007, two swap agreements with a total notional amount of $50 million required the Company to make fixed interest payments based on a weighted average effective rate of 4.15% and receive variable interest payments from its counterparties based on a weighted average variable rate of 5.32%. The four other swap agreements with a total notional amount of $100 million required the Company to make fixed interest payments based on a weighted average effective rate of 5.39% and receive variable interest payments from its counterparties based on a weighted average variable rate of 5.35%. The remaining terms of each of these swap agreements are between 15 months to 26 months. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.
     National Welders was a party to one interest rate swap agreement with a major financial institution with a notional principal amount of $27 million. National Welders is required to make fixed interest payments of 5.36% and receive variable interest payments from its counterparty based on one month LIBOR, which was 5.36% at March 31, 2007. The remaining term of the swap agreement is 26 months.
     Including the effect of the interest rate swap agreements, the debt of National Welders, and the trade receivables securitization, the Company’s ratio of fixed to variable rate debt at March 31, 2007 was 21% fixed to 79% variable. A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $3 million.

OTHER
Critical Accounting Estimates
     The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, goodwill, other intangible assets and business insurance reserves. Uncertainties about future events make these estimates susceptible to change. Management evaluates these estimates regularly and believes they are the best estimates, appropriately made, given the known facts and circumstances. For the three years ended March 31, 2007, there were no material changes in the valuation methods or assumptions used by management. However, actual results could differ from these estimates under different assumptions and circumstances. The Company believes the following accounting estimates are critical due to the subjectivity and judgment necessary to account for these matters, their susceptibility to change and the potential impact that different assumptions could have on operating performance.
Trade Receivables
     The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances, and bad debts. The allowance adjusts the carrying value of trade receivables to fair value based on estimates of accounts that will not ultimately be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due date. As past due balances age, higher valuation allowances are established lowering the net carrying value of receivables. The amount of valuation allowance established for each past due period reflects the Company’s historical collections experience and current economic conditions and trends. The Company also establishes valuation allowances for specific problem accounts and bankruptcies. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts emerging from bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances. Management evaluates the allowance for doubtful accounts monthly. The Company has a low concentration of credit risk due to its broad and diversified customer base across multiple industries and geographic locations, and its relatively low average order size. No individual customer accounts for more than 0.5% of the Company’s annual sales. Historically, the Company’s sales returns, sales allowances, and bad debts have been in the range of 1.4% to 1.7% of sales.
Inventories
     The Company’s inventories are stated at the lower of cost or market. The majority of the products the Company carries in inventory have long shelf lives and are not subject to technological obsolescence. The Company writes its inventory down to its estimated market value when it believes the market value is below cost. The Company estimates its ability to recover the costs of items in inventory by product type based on its age, the rate at which that product line is turning in inventory, its physical condition as well as assumptions about future demand and market conditions. The ability of the Company to recover its cost for products in inventory can be affected by factors such as future customer demand, general market conditions and the relationship with significant suppliers. Management evaluates the recoverability of its inventory at least quarterly. In aggregate, inventory turns approximately four times per year.

Goodwill and Other Intangible Assets
     The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually. The Company has elected to perform its annual tests for indications of goodwill impairment as of October 31 of each year or whenever indicators of impairment exist. Goodwill impairment is recognized when the carrying value of a reporting unit exceeds its “implied fair value.” Implied fair value is estimated based on a discounted cash flow analysis for each reporting unit. The discounted cash flow analysis requires estimates, assumptions and judgments about future events. The Company’s analysis uses internally generated budgets and long-range forecasts, which are the same budgets and forecasts used for managing operations, awarding management bonuses and seeking alternative or additional financing. The Company’s discounted cash flow analysis uses the assumptions in these budgets and forecasts about sales trends, inflation, working capital needs, and forecasted capital expenditures along with an estimate of the reporting unit’s terminal value (the value of the reporting unit at the end of the forecast period) to determine the implied fair value of each reporting unit. The Company’s assumptions about working capital needs and capital expenditures are based on historical experience. Terminal values reflect an assumed perpetual growth rate consistent with long-term expectations for inflation. The discount rate used to determine the present value of the estimated future cash flows is a risk adjusted rate consistent with the weighted average cost of capital of peer group companies for a term equal to the forecast period.
     The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, the Company may not meet its sales growth and profitability targets, working capital needs and capital expenditures may be higher than forecast, changes in credit markets may result in changes to the Company’s discount rate and general business conditions may result in changes to the Company’s terminal value assumptions for its reporting units. Based on the October 31, 2006 assessment, the Company does not expect that such changes would result in the recognition of goodwill impairment in the Company’s reporting units.
Business Insurance Reserves
     The Company has established insurance programs to cover workers’ compensation, business automobile, and general liability claims. During fiscal 2007, these programs had self-insured retention of $1 million per occurrence. During fiscal 2006 and 2005, the Company’s self-insured retention was $500 thousand per occurrence with an additional aggregate retention of $2.2 million in fiscal 2006 and $1.7 million in fiscal 2005, for claims in excess of $500 thousand. For fiscal 2008, the self-insured retention will remain $1 million per occurrence with no additional aggregate retention. The Company reserves for its self-insured retention based on individual claim evaluations performed by a qualified third-party administrator. The third-party administrator establishes loss estimates for known claims based on the current facts and circumstances. These known claims are then “developed,” through actuarial computations, to reflect the expected ultimate loss for the known claims, as well as incurred but not reported claims. Actuarial computations use the Company’s specific loss history, payment patterns, insurance coverage, plus industry trends and other factors to estimate the required reserve for all open claims by policy year and loss type. Reserves for the Company’s self-insurance retention are evaluated monthly. Semi-annually, the Company obtains a third-party actuarial report to validate that the computations and assumptions used are consistent with actuarial standards. Certain assumptions used in the actuarial computations are susceptible to change. Loss development factors are influenced by items such as medical inflation, changes in workers’ compensation laws, and changes in the Company’s loss payment patterns, all of which can have a significant influence on the estimated ultimate loss related to the Company’s self-insured retention. Accordingly, the ultimate resolution of open claims may be for amounts more or less than the reserve balances. The Company’s operations are spread across a significant number of locations, which helps to mitigate the potential impact of any given event that could give rise to an insurance-related loss. Over the last three years, business insurance expense has generally been in the range of 0.8% to 0.9% of sales.

Contractual Obligations and Off-Balance Sheet Arrangements
     The following table presents the Company’s contractual obligations and off-balance sheet arrangements as of March 31, 2007:

			Payments Due by Period
(In thousands)		Less than 1			More than 5
Contractual and Off-Balance Sheet Obligations	Total	Year	1 to 3 Years	3 to 5 Years	Years

Obligations reflected on the March 31, 2007 Balance Sheet:

Long-term debt (1)	$1,350,015	$40,296	$268,753	$889,186	$151,780
Estimated interest payments on long-term debt (2)	313,849	80,624	137,900	85,225	9,675
Estimated payments (receipts) on interest rate swap agreements (3)	(1,200)	(500)	(700)	—	—

Off-balance sheet obligations as of March 31, 2007:
Operating leases (4)	212,889	59,757	90,817	49,546	12,769
Trade receivables securitization (5)	264,400	—	264,400	—	—
Estimated discount on securitization (6)	44,814	14,938	29,876	—	—
Letters of credit (7)	34,426	34,426	—	—	—
Purchase obligations:
Liquid bulk gas supply agreements (8)	808,021	89,015	165,716	158,750	394,540
Liquid carbon dioxide supply agreements (9)	180,072	15,981	23,700	17,851	122,540
Ammonia supply agreements (10)	87,557	18,469	34,544	34,544	—
Other purchase commitments (11)	43,996	17,121	11,562	7,983	7,330
Construction commitments (12)	64,974	44,810	20,164	—	—

Total	$3,403,813	$413,483	$1,046,732	$1,163,710	$698,634

(1)	The less than one year relates to obligations due in fiscal 2008. The 1 to 3 years column relates to obligations due in fiscal years ended March 31, 2009 and 2010. The 3 to 5 years column relates to obligations due in fiscal years ended March 31, 2011 and 2012. The more than 5 years column relates to obligations due in fiscal years ended March 31, 2013 and beyond. Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of March 31, 2007. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure. See Note 9 to the Consolidated Financial Statements for more information regarding long-term debt instruments.

(2)	The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of March 31, 2007. The estimated interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

(3)	Payments or receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated receipts in future periods were determined based on interest rates as of March 31, 2007. Actual receipts or payments may differ materially from those presented above based on actual interest rates in future periods.

(4)	The Company’s operating leases include approximately $140 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $18 million related to its leased vehicles.

(5)	The Company participates in a securitization agreement with three commercial banks to sell up to $285 million of qualifying trade receivables. The agreement expires in March 2010, but may be renewed subject to provisions contained in the agreement. Under the securitization agreement, on a monthly basis, trade receivables are sold to three commercial banks through a bankruptcy-remote special purpose entity. Proceeds received from the sale of receivables were used by the Company to reduce its borrowings under its Credit Facility. The securitization agreement is a form of off-balance sheet financing. Also see Note 12 to the Consolidated Financial Statements.

(6)	The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market interest rates. The estimated discount in future periods is based on receivables sold and interest rates as of March 31, 2007. The actual discount recognized in future periods may differ materially from those presented above based on actual amounts of receivables sold and market rates.

(7)	Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation, automobile and general liability claims. The letters of credit are supported by the Company’s Credit Facility.

(8)	In addition to the gas volumes supplied by the recently formed Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company has a long term take-or-pay supply agreement, in effect through September 1, 2017, under which Air Products and Chemicals, Inc. (“Air Products”) will supply at least 35% of the Company’s bulk liquid nitrogen, oxygen and argon requirements, exclusive of the volumes produced by the Company and those purchased under the Linde supply agreements noted below. Additionally, the Company purchases helium under the terms of the supply agreement. Based on the volume of fiscal 2007 purchases, the Air Products supply agreement represents approximately $50 million annually in liquid bulk gas purchases. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2007 purchases.

The Company and Linde AG as successor to BOC entered into a long term take-or-pay supply agreement to purchase oxygen, nitrogen and argon. The agreement will expire in July 2019 and represents approximately $3 million in annual bulk gas purchases. In September and October 2006, the Company and Linde AG entered into a long term take-or-pay supply agreements to purchase helium. The total annual commitment amount under the Linde agreements is approximately $28 million.

The Company also participates in a long term agreement with Praxair to swap production of bulk nitrogen, oxygen, and argon through 2014. The Praxair agreement represents approximately $7 million annually.

The supply agreements above contain periodic adjustments based on certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

(9)	The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide. The aggregate obligations under the supply agreements represent approximately 20% of the Company’s annual carbon dioxide requirements. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2007 purchases. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

(10)	The Company purchases ammonia from a variety of sources. With one of those sources, the Company has minimum purchase commitments under supply agreements, which is perpetual pending a 180-day written notification of termination from either party.

(11)	Other purchase commitments primarily include property, plant and equipment expenditures.

(12)	Construction commitments represent outstanding commitments to customers to build and operate air separation plants in Carrollton, KY and New Carlisle, IN. The projects are expected to begin operating in the spring of 2009.

New Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. SFAS 155 addresses the application of SFAS 133 to beneficial interests in securitized financial assets. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the requirements of SFAS 155 and has not yet determined the impact on its consolidated financial statements.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS 156 requires that an entity recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the requirements of SFAS 156 and has not yet determined the impact on its consolidated financial statements.
     In June 2006, the FASB issued EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. EITF 06-3 requires companies to disclose the presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer (e.g. sales and use tax) as either gross or net in the accounting principles included in the notes to the financial statements. EITF 06-3 is effective for annual reporting periods beginning after December 15, 2006. The Company will disclose its policy when EITF 06-3 is adopted.
     In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Tax positions must meet a more-likely-than-not recognition threshold at the effective date in order to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions accounted for under FASB Statement No. 109, Accounting for Income Taxes, upon initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period of adoption. The Company has not completed its final assessment of the impact of FIN 48, but adoption is not expected to have a significant impact on the consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS 157 applies to the fair value requirements as applicable in other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.
     In February of 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on its consolidated financial statements.

Forward-looking Statements
     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the closing of the pending acquisition of Linde’s U.S. packaged gas business and the related financing of the acquisition under the Company’s revolving credit facility; the Company’s belief that fiscal 2008 will be another productive year; the expansion of the industrial economy in fiscal 2008; the Company’s estimate of net earnings of $2.33 to $2.41 per diluted share; and $0.52 to $0.54 per diluted share for fiscal 2008 and the first quarter of fiscal 2008, respectively; a supportive sales environment in fiscal 2008 and continued success of pricing actions designed to offset rising costs; the Company’s expectation that Linde’s packaged gas business will be a significant contributor to fiscal 2008 sales growth and will be slightly accretive to earnings in the first twelve months of operation; the expectation that fiscal 2007 acquisitions will contribute more than $200 million to the Distribution segments sales growth in fiscal 2008; the expectation that the Linde bulk gas business will improve the Company’s consolidated fiscal 2008 operating income and operating margin; the expectation that the fiscal 2007 acquisitions will contribute approximately $55 million to the fiscal 2008 sales growth in the All Other Operations segment; the expectation that the most significant contributor to the All Other Operations sales growth in fiscal 2008 will be Airgas Merchant Gases; the expectation that third-party sales from the fiscal 2007 acquisitions of CFC Refimax and the portion of the Linde bulk gas business transferred and the Linde U.S. packaged business to be transferred, to National Welders will contribute to fiscal 2008 sales growth in the All Other Operations segment; the expectation that fiscal 2008 operating income and the operating income margin will improve, principally in the Distribution segment; the expectation that Airgas Merchant Gases will have a lower operating income margin than the other businesses in the All Other Operations segment; interest savings from the fiscal 2007 refinancings; the ability of the Company to manage its exposure to interest rate risk through participation in interest rate swap agreements; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $3 million; the expectation that the overall effective tax rate for fiscal 2008 will range from 39% to 39.5% of pre-tax earnings; the expectation that fiscal 2008 capital expenditures will be approximately 7% of net sales; the ongoing annual expense resulting from the adoption of FIN 47 will not be material; the future payment of dividends; the continued use of cash flow for investing in growth opportunities, future acquisitions, paying down debt and growing the dividend; the Company’s ability to identify acquisition opportunities and expand its business; the ability of National Welders to secure the necessary financing to acquire their portion of Linde’s packaged gas business; the Company’s belief that it could obtain financing at reasonable terms in excess of amounts available under its Credit Facility; the performance of counterparties under interest rate swap agreements; the Company’s low concentration of credit risk associated with its customers; the reasonableness and accuracy of estimates of the implied fair value of the Company’s reporting units; the Company’s belief that future goodwill impairment would not result from changes in the assumptions utilized in the annual impairment analysis; the estimated ultimate loss related to the Company’s self-insured retention; the estimate of future interest and principal payments for financial instruments contained in “Contractual Obligations and Off-Balance Sheet Arrangements”; the Company’s estimates of purchase commitments associated with product supply agreements and the belief that the minimum product purchases under the agreements are within the Company’s normal product purchases; and the Company’s cost estimates and in-service dates associated with the construction of certain air separation plants.
     These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the inability to close the acquisition of Linde’s U.S. packaged gas business; dilution to earnings from Linde’s packaged gas business or Linde’s bulk gas business; the impact on sales growth, operating income and operating income margin that differs from the Company’s estimates resulting from, among other things, the loss of customers, integration problems and higher than expected expenses; the inability of National Welders to obtain additional financing due to debt covenants, credit risk, and other factors, that prevent it from purchasing its portion of the Linde packaged gas business; an economic downturn (including adverse changes in the specific markets for the Company’s products); higher or lower interest savings from the fiscal 2007 refinancings versus the Company’s estimates due to higher interest rates and/or a change in the Company’s credit rating higher or lower capital expenditures versus the Company’s estimate resulting from available cash flow, the completion of capital projects, and other factors; adverse customer response to the Company’s products and/or the inability to identify products that will grow at a faster rate than the overall economy; the identification of new asset retirement obligations and/or the valuation of asset retirement obligations in future periods and the effect on the materiality of FIN 47 to the financial statements; the inability to identify acquisition candidates and consummate and successfully integrate acquisitions; rising product costs and the inability to pass those costs on to customers and the impact on gross profit margin; customer acceptance of price increases; the inability to obtain alternate supply sources of hardgoods products; higher than estimated interest expense resulting from increases in LIBOR and/or changes in the Company’s credit rating; the inability to obtain alternative supply sources to adequately meet customer demand and the effect on customer relationships; the Company’s inability to control operating expenses and the potential impact of higher operating expenses in future periods; adverse changes in customer buying patterns; disruption to the Company’s business from integration problems associated with acquisitions; a lack of available cash flow necessary to pay future dividends; changes in the Company’s debt levels and/or credit rating which prevent the Company from arranging additional financing; the inability to manage interest rate exposure; defaults by counterparties under interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; future goodwill impairment due to changes in assumptions used in the annual impairment analysis; changes in actuarial assumptions and their impact on the ultimate loss related to the Company’s self-insured retention; changes in customer demand and the impact on the Company’s ability to meet minimum purchases under take-or-pay supply agreements; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. Including the effect of interest rate swap agreements on the Company’s debt and off-balance sheet financing agreements, the Company’s ratio of fixed to variable rate debt was 21% to 79% at March 31, 2007. The ratio includes the effect of the fixed and variable rate debt of National Welders. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.
     The table below summarizes the Company’s market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of March 31, 2007. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

	Fiscal year of Maturity
								Fair
(In millions)	2008	2009	2010	2011	2012	Thereafter	Total	Value

Fixed Rate Debt
Acquisition and other notes	$6	$5	$4	$—	$—	$2	$17	$17
Interest expense	$0.9	$0.6	$0.3	$0.1	$0.1	$0.2	$2.2
Average interest rate	5.59%	5.65%	5.32%	5.32%	4.99%	4.99%

Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$150	$150	$146
Interest expense	$9	$9	$9	$9	$9	$19	$64
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

National Welders:
Acquisition and other notes	$0.7	$—	$—	$—	$—	$—	$0.7	$.07
Interest expense	$—	$—	$—	$—	$—	$—	$—
Interest rate	7.00%

	Fiscal year of Maturity
								Fair
(In millions)	2008	2009	2010	2011	2012	Thereafter	Total	Value

Variable Rate Debt
Revolving credit facilities	$—	$—	$—	$—	$489	$—	$489	$489
Interest expense	$30	$30	$30	$30	$10	$—	$130
Interest rate (a)	6.06%	6.06%	6.06%	6.06%	6.06%

Term loan	$—	$90	$90	$236	$162	$—	$578	$578
Interest expense	$34	$28	$23	$15	$2	$—	$102
Interest rate (a)	6.10%	6.10%	6.10%	6.10%	6.10%

Money market loans	$30	$—	$—	$—	$—	$—	$30	$30
Interest expense	$1.2	$—	$—	$—	$—	$—	$1.2
Interest rate (a)	5.75%

National Welders:
Revolving credit facility	$—	$—	$73	$—	$—	$—	$73	$73
Interest expense	$4.4	$4.4	$1.8	$—	$—	$—	$10.6
Interest rate (a)	6.02%	6.02%	6.02%

Term loan A	$3	$3	$3	$3	$—	$—	$12	$12
Interest expense	$0.7	$0.6	$0.4	$0.3	$—	$—	$2.0
Interest rate (a)	6.02%	6.02%	6.02%	6.02%

	Fiscal year of Maturity
								Fair
(In millions)	2008	2009	2010	2011	2012	Thereafter	Total	Value

Interest Rate Swaps:
6 Swaps (Receive Variable)/Pay Fixed
Notional amounts	$—	$100	$50	$—	$—	$—	$150	$(.04)
Swap payments/(receipts)	$(0.5)	$(0.6)	$(0.1)	$—	$—	$—	$(1.2)
$100 million notional amount
Variable Receive rate = 5.35%
Weighted average pay rate = 5.39%
$50 million notional amount
Variable Receive rate = 5.32%
Weighted average pay rate = 4.15%

National Welders:
1 Swap (Receive Variable)/Pay Fixed
Notional amounts	$—	$—	$27	$—	$—	$—	$27	$—
Variable Receive rate = 5.35%	$—	$—	$—	$—	$—	$—	$—
Weighted average pay rate = 5.36%

Other Off-Balance Sheet
LIBOR-based agreements:
Trade receivable securitization (b)	$—	$—	$264	$—	$—	$—	$264	$264
Discount on securitization	$15	$15	$15	$—	$—	$—	$45

(a)	The variable rate of U.S. Credit Facility and term loan is based on LIBOR as of March 31, 2007. The variable rate of the Canadian dollar portion of the Credit Facility is the rate on Canadian Bankers’ Acceptances outstanding as of March 31, 2007.

(b)	The trade receivables securitization agreement expires in March 2010, but may be renewed subject to renewal provisions contained in the agreement.
Limitations of the tabular presentation
     As the table incorporates only those interest rate risk exposures that exist as of March 31, 2007, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
Foreign Currency Rate Risk
     Canadian subsidiaries of the Company are funded with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated financial position and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The consolidated financial statements, supplementary information and financial statement schedule of the Company are set forth at pages F-1 to F-60 of the report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
     The Company carried out an assessment, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2007, the Company’s internal controls over financial reporting were effective. (See Management’s Report on Internal Control Over Financial Reporting preceding the Consolidated Financial Statements under Item 8, herein). Management’s assessment, however, does not extend to the Company’s consolidated affiliate, National Welders Supply Company, Inc. (“National Welders”), which contributed approximately 7% of consolidated net sales and 9% of consolidated assets. The system of internal control over financial reporting of National Welders, which has been consolidated by the Company since the December 31, 2003 adoption of FIN 46R, Consolidation of Variable Interest Entities, is the responsibility of National Welders’ management. Although the Company does receive audited financial statements for National Welders, the joint venture agreement does not permit the Company to dictate, modify or assess the effectiveness of the internal controls of National Welders.
     The Company acquired the U.S. bulk gas business of Linde on March 9, 2007 and management excluded Linde’s internal control over financial reporting from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007. The Company’s consolidated financial statements included approximately $ 10 million in net sales and $495 million in net assets, associated with the U.S. bulk gas business of Linde as of and for the year ended March 31, 2007.
     Accordingly, management’s assessment of internal control has been limited to the system of internal control of Airgas, Inc. and its subsidiaries. Management’s assessment of the effectiveness of the Company’s internal controls over financial reporting, as of March 31, 2007, has been audited by KPMG LLP, an Independent Registered Public Accounting Firm, as stated in their report, which is included herein.
(c) Changes in Internal Control
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
     The biographical information of the Company’s directors appearing in the definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated herein by reference. Biographical information relating to the Company’s executive officers set forth in Item 1 of Part I of this Form 10-K report is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
     The information called for by this Item is set in the Company’s Proxy Statement and such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     The information required by this Item is set forth in the section headed “Security Ownership” appearing in the Company’s Proxy and such information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this Item is set forth in the Proxy Statement under the section “Certain Relationships and Related Transactions” and such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.
     The information required by this Item is set forth in the Proxy Statement under the section “Proposal to Ratify Accountants” and such information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) and (2):
     The response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1. All other schedules have been omitted as inapplicable, or are not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
(b) Index to Exhibits and Exhibits filed as a part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Airgas, Inc. dated as of August 7, 1995. (Incorporated by reference to Exhibit 3.1 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

3.2	Airgas, Inc. By-Laws Amended and Restated through August 2, 1999. (Incorporated by reference to Exhibit 3 to the Company’s September 30, 1999 Quarterly Report on Form 10-Q).

4.1	Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s June 30, 2001 Quarterly Report on Form 10-Q).

4.2	First Amendment, dated December 31, 2001, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s December 31, 2001 Quarterly Report on Form 10-Q).

4.3	Second Amendment, dated August 20, 2002, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.3 to the Company’s March 31, 2003 Report on Form 10-K).

4.4	Third Amendment, dated May 2, 2003, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.4 to the Company’s March 31, 2003 Report on
Form 10-K).

4.5	Fourth Amendment, dated February 6, 2004, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4 to the Company’s December 31, 2003 Quarterly Report on Form 10-Q).

Exhibit No.	Description

4.6	The Eleventh Amended and Restated Credit Agreement, dated as of January 14, 2005, among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A., as U.S. Administration Agent and The Bank of Nova Scotia as Canadian Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s December 31, 2004 Quarterly Report on Form 10-Q).

4.7	The Twelfth Amended and Restated Credit Agreement, dated as of July 25, 2006, among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A., as U.S. Administration Agent and The Bank of Nova Scotia as Canadian Agent. (Incorporated by reference to Exhibit 4 to the Company’s September 30, 2006 Quarterly Report on Form 10-Q).

4.8	Indenture dated as of August 1, 1996 of Airgas, Inc. to Bank of New York, Trustee. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

4.9	Form of Airgas, Inc. Medium-Term Note. (Incorporated by reference to Exhibit 4(f) to the Company’s Registration Statement on Form S-4 No. 333-08113 dated July 15, 1996).

4.10	Indenture, dated as of July 30, 2001, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and The Bank of New York, as Trustee, related to the 9.125% Senior Subordinated Notes due 2011 (including exhibits). (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 No. 333-68722 dated August 30, 2001 and as amended September 14, 2001).

4.11	Exchange and Registration Rights Agreement, dated as of July 30, 2001, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and the initial purchasers of the 9.125% Senior Subordinated Notes due 2011. (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 No. 333-68722 dated August 30, 2001 and as amended September 14, 2001).

4.12	Indenture, dated as of March 8, 2004, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and The Bank of New York, as Trustee, relating to the 6.25% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-4 No. 333-114499 dated April 15, 2004).

4.13	Exchange and Registration Rights Agreement, dated as of March 8, 2004, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and the initial purchasers of the 6.25% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-4 No. 333-114499 dated April 15, 2004).

There are no other instruments with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.

4.14	Rights Agreement, dated as of May 8, 2007, between Airgas, Inc. and The Bank of New York, as Rights Agent, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 10, 2007).

Exhibit No.	Description

*10.1	Amended and Restated 1984 Stock Option Plan, as amended effective May 22, 1995. (Incorporated by reference to Exhibit 10.1 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

*10.2	1989 Non-Qualified Stock Option Plan for Directors (Non-Employees) as amended through August 7, 1995. (Incorporated by reference to Exhibit 10.2 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

*10.3	Amended and Restated 2003 Employee Stock Purchase Plan dated June 21, 2006, and approved by the Company’s stockholders on August 9, 2006. (Incorporated by reference to the Definitive Proxy statement on Form DEF14A dated June 30, 2006).

*10.4	Joint Venture Agreement dated June 28, 1996 between Airgas, Inc. and National Welders Supply Company, Inc. and J.A. Turner, III, and Linerieux B. Turner and Molo Limited Partnership, Turner (1996) Limited partnership, Charitable Remainder Unitrust for James A. Turner, Jr. and Foundation for the Carolinas. (Incorporated by reference to Exhibit 2.1 to the Company’s June 28, 1996 Report on Form 8-K).

*10.5	Letter dated July 24, 1992 between Airgas, Inc. (on behalf of the Nominating and Compensation Committee) and Peter McCausland regarding the severance agreement between the Company and Peter McCausland. (Incorporated by reference to Exhibit 10.9 to the Company’s March 31, 1997 Report on Form 10-K).

*10.6	1997 Stock Option Plan, as amended through May 7, 2002, and approved by the Company’s stockholders on July 31, 2002. (Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2002 Quarterly Report on Form 10-Q).

*10.7	1997 Directors’ Stock Option Plan as amended on May 25, 2004, and approved by the Company’s stockholders on August 4, 2004. (Incorporated by reference to the Definitive Proxy statement on Form DEF14A dated June 28, 2004).

*10.8	2006 Equity Incentive Plan dated June 21, 2006, and approved by the Company’s stockholders on August 9, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 9, 2006).

*10.9	Airgas, Inc. Deferred Compensation Plan dated December 17, 2001. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-75258 dated December 17, 2001).

*10.10	Airgas, Inc. Deferred Comp Plan II dated May 23, 2006. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-136463 dated August 9, 2006).

*10.11	Change of Control Agreement between Airgas, Inc. and Peter McCausland dated March 17, 1999. (Incorporated by reference to Exhibit 10.12 to the Company’s March 31, 2005 Form 10-K). Seven other Executive Officers are parties to substantially identical agreements.

Exhibit No.	Description
*10.12	Airgas, Inc. 2004 Executive Bonus Plan. (Incorporated by reference to Exhibit 10.14 to the Company’s March 31, 2005 Form 10-K).

*10.13	Bulk Gas Business Equity Purchase Agreement, dated November 22, 2006, by and among Holox (USA) B.V., Holox Inc., Linde AG and Airgas, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s December 31, 2006 Quarterly Report on Form 10-Q).

10.14	Packaged Gas Business Equity Purchase Agreement, dated March 29, 2007, by and among Linde Gas Inc., Linde Aktiengesellschaft, and Airgas, Inc.

12	Statement re: computation of the ratio of earnings to fixed charges.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan required to be filed by Item 14(c) of this Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

Airgas, Inc. (Registrant)
By:	/s/ Peter McCausland
Peter McCausland
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter McCausland	Director, Chairman of the Board,	May 29, 2007
(Peter McCausland)	President and Chief Executive Officer

/s/ Robert M. McLaughlin	Senior Vice President and Chief Financial Officer	May 29, 2007
(Robert M. McLaughlin)	(Principal Financial Officer)

/s/ Thomas M. Smyth	Vice President and Controller	May 29, 2007
(Thomas M. Smyth)	(Principal Accounting Officer)

/s/ William O. Albertini	Director	May 29, 2007
(William O. Albertini)

/s/ W. Thacher Brown	Director	May 29, 2007
(W. Thacher Brown)

/s/ James W. Hovey	Director	May 29, 2007
(James W. Hovey)

Signature	Title	Date

/s/ Richard C. III	Director	May 29, 2007
(Richard C. III)

/s/ Paula A. Sneed	Director	May 29, 2007
(Paula A. Sneed)

/s/ David M. Stout	Director	May 29, 2007
(David M. Stout)

/s/ Lee M. Thomas	Director	May 29, 2007
(Lee M. Thomas)

/s/ John C. van Roden, Jr.	Director	May 29, 2007
(John C. van Roden, Jr.)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

Airgas East, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Muller	President and Director	May 29, 2007
(James A. Muller)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2007
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ B. Shaun Powers	Director	May 29, 2007
(B. Shaun Powers)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

Airgas Great Lakes, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Ziegler	President and Director	May 29, 2007
(Michael Ziegler)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2007
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ B. Shaun Powers	Director	May 29, 2007
(B. Shaun Powers)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

Airgas Mid America, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Robert Hilliard	President and Director	May 29, 2007
(J. Robert Hilliard)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2007
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ B. Shaun Powers	Director	May 29, 2007
(B. Shaun Powers)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

Airgas North Central, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Stark	President and Director	May 29, 2007
(Ronald Stark)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2007
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ B. Shaun Powers	Director	May 29, 2007
(B. Shaun Powers)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

Airgas South, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. Jay Sullivan	President and Director	May 29, 2007
(L. Jay Sullivan)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2007
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ B. Shaun Powers	Director	May 29, 2007
(B. Shaun Powers)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

Airgas Gulf States, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry B. Coker, III	President and Director	May 29, 2007
(Henry B. Coker, III)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2007
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ B. Shaun Powers	Director	May 29, 2007
(B. Shaun Powers)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

Airgas Mid South, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Michael Duvall	President and Director	May 29, 2007
(D. Michael Duvall)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2007
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ Max D. Hooper	Director	May 29, 2007
(Max D. Hooper)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

Airgas Intermountain, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas L. Jones	President and Director	May 29, 2007
(Douglas L. Jones)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2007
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ Max D. Hooper	Director	May 29, 2007
(Max D. Hooper)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

Airgas Nor Pac, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel L. Tatro	President and Director	May 29, 2007
(Daniel L. Tatro)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2007
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ Max D. Hooper	Director	May 29, 2007
(Max D. Hooper)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

Airgas Northern California & Nevada, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. McCarthy (James D. McCarthy)	President and Director (Principal Executive Officer)	May 29, 2007

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	May 29, 2007

/s/ Max D. Hooper (Max D. Hooper)	Director	May 29, 2007

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

Airgas Southwest, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Brent Sparks (J. Brent Sparks)	President and Director (Principal Executive Officer)	May 29, 2007

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	May 29, 2007

/s/ Max D. Hooper (Max D. Hooper)	Director	May 29, 2007

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

Airgas West, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glen Irving (Glen Irving)	President and Director (Principal Executive Officer)	May 29, 2007

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	May 29, 2007

/s/ Max D. Hooper (Max D. Hooper)	Director	May 29, 2007

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

Airgas Safety, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Don Carlino (Don Carlino)	President (Principal Executive Officer)	May 29, 2007

/s/ Michael L. Molinini (Michael L. Molinini)	Director	May 29, 2007

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	May 29, 2007

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

Airgas Carbonic, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip J. Filer (Philip J. Filer)	President and Director (Principal Executive Officer)	May 29, 2007

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	May 29, 2007

/s/ Peter McCausland (Peter McCausland)	Director	May 29, 2007

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

Airgas Specialty Gases, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Russo (William Russo)	President and Director (Principal Executive Officer)	May 29, 2007

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	May 29, 2007

/s/ Michael E. Rohde (Michael E. Rohde)	Director	May 29, 2007

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

Nitrous Oxide Corp. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted Schulte (Ted Schulte)	President and Director (Principal Executive Officer)	May 29, 2007

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	May 29, 2007

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

Red-D-Arc Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mitch M. Imielinski (Mitch M. Imielinski)	President and Director (Principal Executive Officer)	May 29, 2007

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	May 29, 2007

/s/ B. Shaun Powers (B. Shaun Powers)	Director	May 29, 2007

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

ATNL, Inc. (Registrant)
By:	/s/ Melanie Andrews
Melanie Andrews
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melanie Andrews (Melanie Andrews)	President (Principal Executive Officera/ Principal Financial Officer/ Principal Accounting Officer)	May 29, 2007

/s/ Thomas M. Smyth (Thomas M. Smyth)	Director	May 29, 2007

/s/ Joseph C. Sullivan (Joseph C. Sullivan)	Director	May 29, 2007

/s/ Keith R. Sattesahn (Keith R. Sattesahn)	Director	May 29, 2007

/s/ Gordon W. Stewart (Gordon W. Stewart)	Director	May 29, 2007

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2007

Airgas Data, LLC (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carey M. Verger (Carey M. Verger)	Vice president (Principal Executive Officer)	May 29, 2007

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President (Principal Financial Officer/Principal Accounting Officer)	May 29, 2007

AIRGAS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
     All other schedules for which provision is made in the applicable accounting regulations promulgated by the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

STATEMENT OF MANAGEMENT’S FINANCIAL RESPONSIBILITY
     Management of Airgas, Inc. and subsidiaries (the “Company”) has prepared and is responsible for the consolidated financial statements and related financial information in this Annual Report on Form 10-K. The statements are prepared in conformity with U.S. generally accepted accounting principles. The financial statements reflect management’s informed judgment and estimation as to the effect of events and transactions that are accounted for or disclosed.
     Management maintains a system of internal control, which includes internal control over financial reporting, at each business unit. However, this system of internal control does not extend to the Company’s consolidated affiliate, National Welders Supply Company, Inc. (“National Welders”). As disclosed in Note 15 to the accompanying financial statements, National Welders is a joint venture formed in 1996 that has been consolidated since the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, on December 31, 2003. Although the Company does receive audited financial statements for National Welders, the joint venture agreement does not permit the Company to dictate, modify or assess the effectiveness of the internal controls of National Welders. The Company acquired the U.S. bulk gas business of Linde AG (“Linde”) on March 9, 2007, and management excluded Linde’s internal control over financial reporting from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007. The Company’s system of internal control is designed to provide reasonable assurance that records are maintained in reasonable detail to properly reflect transactions and permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, that transactions are executed in accordance with management’s and the Board of Directors’ authorization, and that unauthorized transactions are prevented or detected on a timely basis such that they could not materially affect the financial statements. The Company also maintains a staff of internal auditors who review and evaluate the system of internal control on a continual basis. In determining the extent of the system of internal control, management recognizes that the cost should not exceed the benefits derived. The evaluation of these factors requires estimates and judgment by management.
     Management has evaluated the effectiveness of the Company’s internal control over financial reporting, as of March 31, 2007, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s Report on Internal Control Over Financial Reporting, which does not extend to the internal control of National Welders or the acquired U.S. bulk gas business of Linde, is included herein. KPMG LLP, an Independent Registered Public Accounting Firm, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as well as the Company’s financial statements. The Reports of Independent Registered Public Accounting Firm, which express opinions on both management’s assessment of the Company’s internal control over financial reporting and the fair presentation of the Company’s financial position at March 31, 2007 and 2006 and the results of operations and cash flows for the three-year period ended March 31, 2007, appear herein.
     The Audit Committee of the Board of Directors, consisting solely of independent Directors, meets regularly (jointly and separately) with the Independent Registered Public Accounting Firm, the internal auditors and management to satisfy itself that they are properly discharging their responsibilities. The Independent Registered Public Accounting Firm has direct access to the Audit Committee.
Airgas, Inc.

/s/ Peter McCausland	/s/ Robert M. McLaughlin
Peter McCausland	Robert M. McLaughlin
Chairman, President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
May 29, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of Airgas, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This responsibility, however, does not extend to the Company’s consolidated affiliate, National Welders Supply Company, Inc. (“National Welders”), which represented approximately 9% of total assets and 7% of net sales. The system of internal control over financial reporting of National Welders, which has been consolidated by the Company since the December 31, 2003 adoption of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, is the responsibility of National Welders’ management. Although the Company does receive audited financial statements for National Welders, the joint venture agreement does not permit the Company to dictate, modify or assess the effectiveness of the internal controls of National Welders and the Company does not, in practice, have the ability to assess those controls. Accordingly, management’s assessment of internal control has been limited to the system of internal control of Airgas, Inc. and its subsidiaries. The Company acquired the U.S. bulk gas business of Linde AG (“Linde”) on March 9, 2007, and management excluded Linde’s internal control over financial reporting from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007.
     Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2007, the Company’s internal control over financial reporting was effective. KPMG LLP, an Independent Registered Public Accounting Firm, as stated in their report, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007.
     Airgas, Inc.

/s/ Peter McCausland	/s/ Robert M. McLaughlin
Peter McCausland	Robert M. McLaughlin
Chairman, President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
     May 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Airgas, Inc.:
     We have audited the consolidated financial statements of Airgas, Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, using the modified prospective transition method, effective April 1, 2006 and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective April 1, 2006. Effective March 31, 2006, the Company adopted FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations an interpretation of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 29, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
May 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Airgas, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing herein, that Airgas, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Management’s assessment did not extend to the Company’s consolidated affiliate, National Welders Supply Company, Inc. (National Welders), which has been consolidated by the Company in accordance with FIN 46R, Consolidation of Variable Interest Entities. National Welders’ total assets and net sales represent 9% and 7%, respectively, of the related consolidated amounts as of and for the year ended March 31, 2007. Although the Company does receive audited financial statements for National Welders, the joint venture agreement does not permit the Company to dictate, modify or assess the effectiveness of the internal controls of National Welders and the Company does not have the ability in practice to assess those controls. Management’s assessment also did not extend to the U.S. bulk gas business of Linde AG, which was acquired on March 9, 2007, and whose financial statements constitute approximately 15% of total assets and less than 1% of revenues and net income as of and for the year ended March 31, 2007. Our audit of internal control over financial reporting of Airgas, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of National Welders and the U.S. bulk gas business of Linde AG.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Airgas, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of earnings, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended March 31, 2007, and the related financial statement schedule, and our report dated May 29, 2007, expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.
/s/ KPMG LLP
Philadelphia, Pennsylvania
May 29, 2007

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended March 31,
(In thousands, except per share amounts)	2007	2006	2005
Net Sales	$3,205,051	$2,829,610	$2,367,782

Cost and Expenses
Cost of products sold (excluding depreciation expense)	1,567,090	1,401,978	1,151,782
Selling, distribution and administrative expenses	1,149,166	1,031,332	902,468
Depreciation	138,818	122,396	105,614
Amortization (Note 7)	8,525	5,146	5,464

Total costs and expenses	2,863,599	2,560,852	2,165,328

Operating Income	341,452	268,758	202,454

Interest expense, net (Note 16)	(60,180)	(53,812)	(51,245)
Discount on securitization of trade receivables (Note 12)	(13,630)	(9,371)	(4,711)
Loss on the extinguishment of debt (Note 9)	(12,099)	—	—
Other income, net	1,601	2,462	1,129

Earnings from continuing operations before income taxes, minority interest and change in accounting principle	257,144	208,037	147,627
Income taxes (Note 17)	(99,883)	(77,866)	(54,261)
Minority interest in earnings of consolidated affiliate (Note 15)	(2,845)	(2,656)	(1,808)

Income from continuing operations before the cumulative effect of a change in accounting principle	154,416	127,515	91,558
Income (loss) from discontinued operations, net of tax (Note 3)	—	(1,424)	464
Cumulative effect of a change in accounting principle, net of tax (Note 2)	—	(2,540)	—

Net Earnings	$154,416	$123,551	$92,022

NET EARNINGS PER COMMON SHARE (NOTE 4)
BASIC
Earnings from continuing operations before the cumulative effect of a change in accounting principle	$1.98	$1.66	$1.22
Earnings (loss) from discontinued operations	—	(0.02)	0.01
Cumulative effect of a change in accounting principle	—	(0.03)	—

Net earnings per share	$1.98	$1.61	$1.23

DILUTED
Earnings from continuing operations before the cumulative effect of a change in accounting principle	$1.92	$1.62	$1.19
Earnings (loss) from discontinued operations	—	(0.02)	0.01
Cumulative effect of a change in accounting principle	—	(0.03)	—

Net earnings per share	$1.92	$1.57	$1.20

Weighted average shares outstanding:
Basic	78,025	76,624	74,911

Diluted	82,566	81,152	76,957

Comprehensive income	$153,848	$125,693	$97,197

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
(In thousands, except per share amounts)	2007	2006
ASSETS
Current Assets
Cash	$25,931	$34,985
Trade receivables, less allowances for doubtful accounts of $15,692 in 2007 and $14,782 in 2006 (Note 12)	193,664	132,245
Inventories, net (Note 5)	250,308	229,523
Deferred income tax asset, net (Note 17)	31,004	30,141
Prepaid expenses and other current assets	48,592	31,622

Total current assets	549,499	458,516

Plant and equipment at cost (Note 6)	2,755,747	2,191,673
Less accumulated depreciation	(890,329)	(792,916)

Plant and equipment, net	1,865,418	1,398,757

Goodwill (Note 7)	832,162	566,074
Other intangible assets, net (Note 7)	62,935	26,248
Other non-current assets	23,443	24,817

Total assets	$3,333,457	$2,474,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$146,385	$143,752
Accrued expenses and other current liabilities (Note 8)	241,275	200,001
Current portion of long-term debt (Note 9)	40,296	131,901

Total current liabilities	427,956	475,654

Long-term debt, excluding current portion (Note 9)	1,309,719	635,726
Deferred income tax liability, net (Note 17)	373,246	327,818
Other non-current liabilities	39,963	30,864
Minority interest in affiliate (Note 15)	57,191	57,191
Commitments and contingencies (Note 21)

Stockholders’ Equity (Note 13)
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding in 2007 and 2006	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 79,960 and 78,569 shares issued in 2007 and 2006, respectively	799	786
Capital in excess of par value	341,101	289,598
Retained earnings	792,433	665,158
Accumulated other comprehensive income	4,183	4,751
Treasury stock 1,292 common shares at cost at March 31, 2007 and 2006	(13,134)	(13,134)

Total stockholders’ equity	1,125,382	947,159

Total liabilities and stockholders’ equity	$3,333,457	$2,474,412

     See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended March 31, 2007, 2006, and 2005
	Shares of				Accumulated
	Common		Capital in		Other		Employee
	Stock $0.01	Common	Excess of	Retained	Comprehensive	Treasury	Benefits	Comprehensive
(In thousands)	Par Value	Stock	Par Value	Earnings	Income (Loss)	Stock	Trust	Income
Balance – March 31, 2004	77,159	$772	$233,574	$481,677	$(2,566)	$(4,658)	$(16,898)

Net earnings				92,022				92,022
Foreign currency translation adjustment					2,314			2,314
Shares issued in connection with stock options exercised (Note 14)	308	3	10,278				10,095
Shares issued from treasury stock associated with warrants exercised (Note 13)			(893)			893
Dividends paid on common stock ($0.18 per share) (Note 13)				(13,643)
Tax benefit associated with exercise of stock options and warrants			8,435
Shares issued from Employee Benefits Trust for Employee Stock Purchase Plan (Note 14)			5,648				4,258
Net change in fair value of interest rate swap agreements (Note 10)					2,894			2,894
Net change in fair value of National Welders’ interest rate swap agreement (Note 10)					1,583			1,583
Net tax expense of comprehensive income items					(1,616)			(1,616)

Balance – March 31, 2005	77,467	$775	$257,042	$560,056	$2,609	$(3,765)	$(2,545)	$97,197

Net earnings				123,551				123,551
Foreign currency translation adjustment					1,012			1,012
Shares issued in connection with stock options exercised (Note 14)	570	6	14,136			3,402	2,545
Purchase of treasury stock (Note 13)						(12,771)
Dividends paid on common stock ($0.24 per share) (Note 13)				(18,449)
Tax benefit associated with exercise of stock options			7,891
Shares issued in connection with the Employee Stock Purchase Plan (Note 14)	532	5	10,529
Net change in fair value of interest rate swap agreements (Note 10)					867			867
Net change in fair value of National Welders’ interest rate swap agreement (Note 10)					885			885
Net tax expense of comprehensive income items					(622)			(622)

Balance – March 31, 2006	78,569	$786	$289,598	$665,158	$4,751	$(13,134)	$—	$125,693

Cummulative adjustment to retained earnings for adoption of SAB 108, net of tax (Note 2)				(5,161)
Net earnings				154,416				154,416
Foreign currency translation adjustment					2			2
Shares issued in connection with stock options exercised (Note 14)	960	10	15,097
Dividends paid on common stock ($0.28 per share) (Note 13)				(21,980)
Tax benefit associated with exercise of stock options			9,013
Shares issued in connection with the Employee Stock Purchase Plan (Note 14)	431	3	11,948
Expense related to stock-based compensation			15,445
Net change in fair value of interest rate swap agreements (Note 10)					(1,222)			(1,222)
Net change in fair value of National Welders’ interest rate swap agreement (Note 10)					372			372
Net tax expense of comprehensive income items					280			280

Balance – March 31, 2007	79,960	$799	$341,101	$792,433	$4,183	$(13,134)	$—	$153,848

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$154,416	$123,551	$92,022
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	138,818	122,396	105,614
Amortization	8,525	5,146	5,464
Deferred income taxes	51,911	47,148	31,639
Loss (gain) on divestiture	—	1,900	(360)
Loss (gain) on sales of plant and equipment	39	(1,330)	(321)
Minority interest in earnings	2,845	2,656	1,808
Stock-based compensation expense	15,445	—	—
Loss on debt extinguishment	12,099	—	—
Cumulative effect of a change in accounting principle	—	2,540	—
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	20,200	54,300	27,300
Trade receivables, net	(37,687)	(17,021)	(39,583)
Inventories, net	(1,491)	(14,087)	(32,356)
Prepaid expenses and other current assets	(23,326)	12,603	(8,149)
Accounts payable, trade	(23,351)	1,533	27,984
Accrued expenses and other current liabilities	266	9,323	(574)
Other non-current assets	1,809	3,340	4,107
Other non-current liabilities	(2,363)	(2,363)	(2,185)

Net cash provided by operating activities	318,155	351,635	212,410

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(243,583)	(214,193)	(167,977)
Proceeds from sales of plant and equipment	8,685	8,202	5,361
Proceeds from divestitures	—	14,562	828
Business acquisitions and holdback settlements	(687,892)	(153,428)	(191,820)
Other, net	(474)	170	171

Net cash used in investing activities	(923,264)	(344,687)	(353,437)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,591,464	568,379	621,450
Repayment of debt	(1,008,186)	(606,532)	(494,684)
Purchase of treasury stock	—	(12,771)	—
Financing costs	(5,103)	—	(2,531)
Premium paid on call of senior subordinated notes	(10,267)	—	—
Termination of interest rate hedge	—	—	3,948
Minority interest in earnings	(2,845)	(2,656)	(1,808)
Minority stockholder note prepayment	—	21,000	—
Proceeds from the exercise of stock options	15,107	19,707	20,374
Stock issued for employee stock purchase plan	11,951	10,534	9,907
Tax benefit realized from the exercise of stock options	9,013	—	—
Dividends paid to stockholders	(21,980)	(18,449)	(13,643)
Cash overdraft	16,901	16,185	5,592

Net cash provided by (used in) financing activities	596,055	(4,603)	148,605

CHANGE IN CASH	$(9,054)	$2,345	$7,578
Cash – Beginning of year	34,985	32,640	25,062

Cash – End of year	$25,931	$34,985	$32,640

For supplemental cash flow disclosures see Note 22.
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Description of the Business
     Airgas, Inc. and subsidiaries (“Airgas” or the “Company”) became a publicly traded company on the New York Stock Exchange in 1986. Since its inception, the Company has made over 350 acquisitions to become the largest U.S. distributor of industrial, medical, and specialty gases, and hardgoods, such as welding equipment and supplies. Airgas is also the third-largest U.S. distributor of safety products, the largest U.S. producer of nitrous oxide and dry ice, the largest liquid carbon dioxide producer in the Southeast, and a leading distributor of process chemicals, refrigerants, and ammonia products. More than 11,500 employees work in over 900 locations including branches, retail stores, gas fill plants, specialty gas labs, production facilities and distribution centers. Airgas markets its products and services to its diversified customer base through multiple sales channels including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, eBusiness and independent distributors.
(b) Basis of Presentation
     The consolidated financial statements include the accounts of Airgas, Inc. and subsidiaries, as well as the Company’s consolidated affiliate, National Welders Supply Company, Inc. (“National Welders”) (see Note 15). Intercompany accounts and transactions, including those between the Company and National Welders, are eliminated in consolidation.
     The Company has made estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these statements in conformity with U.S. generally accepted accounting principles. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, vendor rebates, inventories, plant and equipment, goodwill, other intangible assets, asset retirement obligations, business and health insurance reserves, loss contingencies and deferred tax assets. Actual results could differ from those estimates.
(c) Reclassifications
     Certain reclassifications have been made to prior period financial statements to conform to the current presentation.
(d) Cash and Cash Overdraft
     On a daily basis, all available funds are swept from depository accounts into a concentration account and used to repay debt under the Company’s revolving credit facilities. Cash principally represents the balance of customer checks that have not yet cleared through the banking system and become available to be swept into the concentration account, and deposits made subsequent to the daily cash sweep. The Company does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment. Cash overdrafts represent the balance of outstanding checks and are classified with other current liabilities. There are no compensating balance requirements or other restrictions on the transfer of cash associated with the Company’s depository accounts.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
(e) Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts, which includes as sales returns, sales allowances, and bad debts. The allowance adjusts the carrying value of trade receivables to fair value based on estimates of accounts that will not ultimately be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due date. As past due balances age, higher valuation allowances are established lowering the net carrying value of receivables. The amount of valuation allowance established for each past due period reflects the Company’s historical collections experience and current economic conditions and trends. The Company also establishes valuation allowances for specific problem accounts and bankruptcies. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances.
(f) Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for approximately 85% of the inventories at March 31, 2007 and 2006. Cost for the remainder of inventories is determined using the last-in, first-out (LIFO) method.
(g) Plant and Equipment
     Plant and equipment are initially stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. The carrying values of long-lived assets, including plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded value cannot be recovered from undiscounted future cash flows. When the book value of an asset exceeds associated expected future cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either future cash flows or appraised values.
(h) Goodwill, Other Intangible Assets and Deferred Financing Costs
     Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually. The Company has elected to perform its annual tests for indications of goodwill impairment as of October 31 of each year. As of October 31, 2006 and 2005, the Company’s annual assessment of each of its reporting units indicated that goodwill was not impaired.
     Other intangible assets primarily include non-competition agreements and customer lists resulting from business acquisitions. Both non-competition agreements and customer lists are valued using third-party appraisals and are amortized using the straight-line method over their estimated useful lives, which range from 2 to 11 years. The Company assesses the recoverability of other intangible assets by determining whether the amortization of the asset balance can be recovered through projected undiscounted future cash flows of the related business over its remaining life.
     Financing costs related to the issuance of long-term debt are deferred and recognized in other long-term assets. Deferred financing costs are amortized as interest expense over the term of the related debt instrument.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
(i) Asset Retirement Obligations
     The fair value of a liability for an asset retirement obligation is recognized in the period when the asset is placed in service. The fair value of the liability is estimated using discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value or the estimate of the obligation at the asset retirement date. When the asset is placed in service a corresponding retirement asset equal to the fair value of the retirement obligation is also recorded as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. Also see Note 2.
(j) Commitments and Contingencies
     Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated.
     The Company maintains business insurance programs with self-insured retention, which covers workers’ compensation, business automobile and general liability claims. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The actuarial calculations used to estimate business insurance reserves are based on numerous assumptions, some of which are subjective. The Company will adjust its business insurance reserves, if necessary, in the event future loss experience differs from historical loss patterns.
     The Company maintains a self-insured health benefits plan, which provides medical benefits to employees electing coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims and claim development. The reserve is an estimate based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve as the Company’s loss experience changes due to medical inflation, changes in the number of plan participants and an aging employee base.
(k) Income Taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
(l) Foreign Currency Translation
     The functional currency of the Company’s foreign operations is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during each reporting period. The gains or losses resulting from such translations are included in stockholders’ equity as a component of “Accumulated other comprehensive income (loss).” Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of earnings as incurred.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
(m) Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk are limited due to the Company’s large number of customers and their dispersion across many industries throughout North America. Credit terms granted to customers are generally net 30 days.
(n) Financial Instruments
     In managing interest rate risk exposure, the Company enters into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. These instruments are not entered into for trading purposes. Counterparties to the Company’s interest rate swap agreements are major financial institutions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 137 and 138, the Company recognizes interest rate swap agreements on the balance sheet at fair value. The interest rate swap agreements are marked to market with changes in fair value recognized in either other comprehensive income (loss) or in the carrying value of the hedged portions of fixed rate debt, as applicable.
     The carrying amounts for trade receivables and accounts payable approximate fair value based on the short-term maturity of these financial instruments.
(o) Employee Benefits Trust
     The Company maintained an Employee Benefits Trust to fund obligations of the Company’s employee benefit and compensation plans. Shares were purchased by the Employee Benefits Trust from the Company at fair market value and were reflected as a reduction of stockholders’ equity in the Company’s Consolidated Balance Sheets under the caption “Employee benefits trust.” Shares were transferred from the Employee Benefits Trust to fund compensation and employee benefit obligations based on the original cost of the shares to the trust. The satisfaction of compensation and employee benefit plan obligations was based on the fair value of shares transferred. Differences between the original cost of the shares to the Employee Benefits Trust and the fair market value of shares transferred were charged or credited to capital in excess of par value. During fiscal 2005, the remaining shares held in the Employee Benefits Trust were used for employee stock option exercises and the Trust was terminated.
(p) Revenue Recognition
     Revenue from sales of gases and hardgoods products is recognized when products are delivered to customers. Rental fees on cylinders, cryogenic liquid containers, bulk gas storage tanks and other equipment are recognized when earned. For cylinder lease agreements in which rental fees are collected in advance, revenues are deferred and recognized over the terms of the lease agreements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
(q) Cost of Products Sold
     Cost of products sold for the Distribution segment principally consists of direct material costs and freight-in for bulk gas purchases and hardgoods (welding supplies and equipment, safety products and supplies). Maintenance costs associated with cylinders, cryogenic liquid containers and bulk tanks are also reflected in cost of products sold.
     Cost of products sold for All Other Operations, which produce much of the gas sold, consists of direct material costs, direct labor, manufacturing overhead, freight-in and internal transfer costs associated with the production of gas products.
(r) Selling, Distribution and Administrative Expenses
     Selling, distribution and administrative expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting and tax, and facility-related expenses.
(s) Depreciation
     The Company determines depreciation expense using the straight-line method based on the estimated useful lives of the assets. The Company uses accelerated depreciation methods for tax purposes where appropriate. Depreciation expense is recognized on all of the Company’s property, plant and equipment in the Consolidated Statement of Earnings line item “Depreciation.”
(t) Shipping and Handling Fees and Distribution Costs
     The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight are recognized as cost of products sold. The majority of the costs associated with the distribution of the Company’s products, which include direct labor and overhead associated with filling, warehousing and delivery by Company vehicles, is reflected in selling, distribution and administrative expenses and were $444 million, $395 million and $338 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet of $11 million, $9.4 million and $6.6 million was recognized in depreciation for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.
(2) ACCOUNTING AND DISCLOSURE CHANGES
SFAS 123 (Revised 2004)
     Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), which superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires that grants of employee stock options, including options to purchase shares under employee stock purchase plans, be recognized as compensation expense based on their fair values. The Company adopted SFAS 123R using the “modified prospective” method in which compensation cost is recognized from the date of adoption forward for both new awards and the portion of any previously granted awards that vest after the date of adoption.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) ACCOUNTING AND DISCLOSURE CHANGES – (Continued)
     Prior periods are not restated under the modified prospective method of adoption. Prior to April 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method outlined in APB 25, which provides that compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. See Note 14 for additional disclosures associated with the adoption of SFAS 123R.
     In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an elective alternative simplified (“shortcut”) method for calculating the pool of excess tax benefits (the “APIC pool”) available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R and reported in the Consolidated Statements of Cash Flows. The shortcut method includes simplified procedures to establish the beginning balance of the APIC pool and to determine the subsequent effect on the APIC pool and the Statement of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123R. The Company has elected to adopt the shortcut method established by the FSP.
SFAS 151
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, as an amendment to the guidance provided on Inventory Pricing in FASB Accounting Research Bulletin 43. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that if the costs associated with the actual level of spoilage or production defects are greater than the normal range of spoilage or defects, the excess costs should be charged to current period expense. The Company adopted SFAS 151 effective April 1, 2006, as required. Since the Company performs limited manufacturing, the adoption of SFAS 151 did not have a material impact on its results of operations, financial position or liquidity.
SFAS 153
     In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, as an amendment to Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires nonmonetary exchanges to be accounted for at fair value, recognizing any gains or losses, if the fair value is determinable within reasonable limits and the transaction has commercial substance. The Company adopted SFAS 153 effective April 1, 2006, as required. The adoption of SFAS 153 did not have a material impact on its results of operations, financial position or liquidity.
SFAS 154
     On September 1, 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle, unless it is impractical to do so. The Company adopted SFAS 154 effective April 1, 2006, as required.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) ACCOUNTING AND DISCLOSURE CHANGES – (Continued)
SAB 108
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Prior to SAB 108, either a balance sheet approach (“iron curtain”) or an income statement approach (“rollover”) was utilized to quantify the materiality of misstatements. Although either approach could result in a different conclusion about materiality, both approaches were acceptable. Under SAB 108, both the balance sheet and the income statement approach must be considered when evaluating the materiality of misstatements.
     The Company adopted SAB 108 as of March 31, 2007, as required. Prior to adoption, the Company used the income statement approach in which only the effect of misstatements on the current year’s consolidated statement of earnings was considered. Thus, the effect of correcting the balance sheet for misstatements that originated in prior years was not considered. Upon adoption of SAB 108, the Company applied both the balance sheet and income statement approaches to assess the effect of misstatements, regardless of when they originated. As a result of this dual approach, the Company corrected two cumulative misstatements, which included accounting for real estate lease expense and deferred cylinder rental income associated with cylinder leases with a term of one year or less.
     The adjustment for real estate lease expense was recorded to change a non-GAAP accounting policy for rent expense that historically was recognized as paid. Under SFAS 13, Accounting for Leases, when a lease contains fixed rent escalation terms, rent expense should be recorded using a straight-line method over the term of the lease. This effectively spreads contractual rental escalations stated in the lease agreements evenly over the lease term.
     The adjustment for deferred cylinder rental income was recorded to change a non-GAAP accounting policy and establish a liability for deferred cylinder rental revenue associated with rental agreements with customers for periods of one year or less. Historically, the Company recognized revenue from these agreements when rent was billed rather than over the term of the agreement.
     In accordance with SAB 108, the cumulative effect adjustment of these accounting changes was recorded to beginning retained earnings as of April 1, 2006. The accounting changes above are not expected to have a material affect on future earnings. The table below summarizes the effect on the Company’s April 1, 2006 balance sheet:

			Beginning
	Deferred Cylinder	Straight-Line	Retained Earnings
	Rent	Real Estate Leases	Balance
(In thousands)	Dr (Cr)	Dr (Cr)	Dr (Cr)
Beginning Retained Earnings as of April 1, 2006			$(665,158)

Deferred Tax Asset	$5,581	$—	(5,581)
Goodwill	5,351	—	(5,351)
Accrued Real Estate Leases	—	(3,269)	3,269
Deferred Cylinder Rental Income	(14,091)	—	14,091
Long-Term Portion Deferred Tax Liability	—	1,267	(1,267)

Cumulative Adjustment to Beginning Retained Earnings			5,161

Adjusted Beginning Retained Earnings as of April 1, 2006			$(659,997)

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) ACCOUNTING AND DISCLOSURE CHANGES – (Continued)
FASB Financial Interpretation No. 47
     Effective March 31, 2006, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists around the timing or method of settlement. FIN 47 also provides guidance on estimating an asset retirement obligation’s fair value, as required under SFAS 143, and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation.
     In accordance with the adoption of FIN 47 at March 31, 2006, the Company recognized a $6 million non-current liability for asset retirement obligations and $1.9 million in capitalizable costs net of accumulated depreciation. A charge of $2.5 million, net of a deferred tax benefit of $1.6 million, was also recorded as the cumulative effect of a change in accounting principle. The Company’s asset retirement obligations are primarily associated with requirements to remove bulk gas storage tanks from customer locations upon the termination of gas supply contracts and from leased facilities upon the termination of lease agreements. The ongoing expense on an annual basis resulting from the adoption of FIN 47 is not material.
(3) ACQUISITIONS AND DIVESTITURES
(a) Acquisitions
     Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
Fiscal 2007
     During fiscal 2007, the Company purchased 13 businesses. The largest of the acquisitions was the U.S. bulk gas business of Linde, purchased March 9, 2007. The acquisition included eight air separation units and related bulk gas business with about 300 employees and approximate annual revenues of $169 million, net of sales to the Company. With the acquisition, the Company formed a new business unit, Airgas Merchant Gases, to manage production, distribution and administrative functions for the air separation plants. In connection with the transaction, most of the acquired bulk gas customers and related service equipment were transfered to existing Distribution business units. Airgas Merchant Gases will operate principally as an internal supplier to the business units in the Distribution business segment. The operations of Airgas Merchant Gases have been included in the All Other Operations business segment. Also included in the All Other Operations business segment are the specialty gas business acquired from the Union Industrial Gas Group and the refrigerant products and services business acquired from CFC Refimax, LLC, with combined annual revenues of approximately $27 million. The acquisitions were integrated into the operations of Airgas Specialty Gases and Airgas Specialty Products, respectively. The remaining current year acquisitions, with annual revenues of approximately $140 million, were assumed by regional operating companies in the Distribution business segment. The Company acquired the businesses to expand its geographic coverage and strengthen it national network of branch-store locations.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) ACQUISITIONS AND DIVESTITURES – (Continued)
Purchase Price Allocation
     The aggregate cash paid for the fiscal 2007 acquisitions and the settlement of holdback liabilities associated with certain prior year acquisitions was $688 million. The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company. The purchase price of each acquired business was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the dates of each respective acquisition. The purchase price allocations were based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. In addition, the purchase agreement provides that for Federal income tax purposes Linde and the Company agree on the purchase price allocation within 180 days from the acquisition closing date. Therefore, the final purchase price allocation may differ from the amounts included in the accompanying consolidated financial statements. Goodwill associated with the fiscal 2007 acquisitions is deductible for income taxes. The table below summarizes the allocation of purchase price of all fiscal 2007 acquisitions as well as adjustments related to prior year acquisitions. Transaction costs of approximately $5 million associated with the Linde bulk gas acquisition are reflected in current liabilities below.

	Linde Bulk Gas		Remaining
	Acquisition		Acquisitions
		All Other		All Other
	Distribution	Operations	Distribution	Operations
(In thousands)	Segment	Segment	Segment	Segment	Total
Current assets, net	$18,220	$8,704	$26,694	$9,745	$63,363
Property and equipment	79,471	222,917	66,572	1,653	370,613
Goodwill	86,705	80,215	70,194	23,480	260,594
Other intangible assets	12,715	3,985	20,400	7,442	44,542
Current liabilities	(70)	(16,184)	(23,303)	264	(39,293)
Long-term liabilities	(1,491)	(377)	(5,682)	(4,377)	(11,927)

Total cash consideration	$195,550	$299,260	$154,875	$38,207	$687,892

Pro Forma Operating Results
     The following presents unaudited pro forma operating results as if the fiscal 2007 and 2006 acquisitions had occurred on April 1, 2005. The pro forma results were prepared from financial information obtained during the due diligence process associated with the acquisitions. Pro forma adjustments to the historic financial information of businesses acquired were limited to those related to the Company’s stepped-up basis in acquired assets and adjustments to reflect the Company’s borrowing and tax rates. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2005 or of results that may occur in the future.

	Unaudited
	Years Ended March 31,
(In thousands, except per share amounts)	2007	2006
Net sales	$3,449,150	$3,188,787
Net earnings	162,029	128,302
Diluted earnings per share	$2.01	$1.63

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) ACQUISITIONS AND DIVESTITURES – (Continued)
Fiscal 2006
     During fiscal 2006, the Company purchased 13 businesses (including three businesses acquired by National Welders) associated with the distribution of packaged gases and related hardgoods products, dry ice, and anhydrous ammonia. The largest of the acquisitions included that of the Industrial Products Division of LaRoche Industries (“LaRoche”), a leading distributor of anhydrous ammonia and related services in the U.S. The anhydrous ammonia business acquired from LaRoche in June 2005 generated aggregate annual revenues of approximately $65 million. The LaRoche operations were incorporated into a new business unit, “Airgas Specialty Products,” that was added to the All Other Operations business segment. The Company believes the bulk ammonia customers served by LaRoche represent a cross selling opportunity for the Company’s complimentary product lines. In addition to the LaRoche business, three businesses were acquired with aggregate annual revenues of approximately $17 million and were included in the All Other Operations segment. The remaining nine acquired businesses had aggregate annual revenues of $59 million and were included in the Distribution segment. The Company acquired the businesses to expand its geographic coverage and strengthen its national network of branch store locations.
Purchase Price Allocation
     The aggregate cash paid for the fiscal 2006 acquisitions was $128 million. The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. The purchase price of each acquired business was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the dates of each respective acquisition. Approximately $45 million of the purchase price assigned to goodwill will be deductible for income taxes. The table below summarizes the allocation of purchase price of all acquisitions categorized by segment.

		All Other
	Distribution	Operations
(In thousands)	Segment	Segment	Total
Current assets, net	$13,146	$17,045	$30,191
Property and equipment	23,668	23,757	47,425
Goodwill	21,409	32,723	54,132
Other intangible assets	7,328	7,519	14,847
Current liabilities	(4,817)	(6,926)	(11,743)
Long-term liabilities	(6,286)	(266)	(6,552)

Total cash consideration	$54,448	$73,852	$128,300

     In addition, during fiscal 2006, the Company paid approximately $25 million in acquisition-related holdback contingent payments. The contingent payments included $20 million paid to The BOC Group, Inc. (“BOC”) associated with the July 2004 purchase of BOC’s U.S. packaged gas business. The contingent consideration paid to BOC was determined based on the Company achieving certain financial targets that were set forth in the asset purchase agreement as well as other factors associated with the transaction.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) ACQUISITIONS AND DIVESTITURES – (Continued)
Pro Forma Operating Results
     The following presents unaudited pro forma operating results as if the fiscal 2006 and 2005 acquisitions had occurred on April 1, 2004. The pro forma results were prepared from financial information obtained during the due diligence process associated with the acquisitions. Pro forma adjustments to the historic financial information of businesses acquired were limited to those related to the Company’s stepped-up basis in acquired assets and adjustments to reflect the Company’s borrowing and tax rates. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2004 or of results that may occur in the future.

	Unaudited
	Years Ended March 31,
(In thousands, except per share amounts)	2006	2005
Net sales	$2,884,110	$2,645,122
Net earnings	123,444	94,440

Diluted earnings per share	$1.57	$1.23
Fiscal 2005
     During fiscal 2005, the Company purchased sixteen businesses (including two businesses acquired by National Welders) associated with the distribution of packaged gases and related hardgoods products and dry ice. The largest of the acquisitions was that of BOC’s U.S. packaged gas business in July 2004. The aggregate purchase price of the fiscal 2005 acquisitions was $227 million, including assumed liabilities. Thirteen of the businesses had aggregate annual revenues of approximately $257 million and were included in the Distribution segment. Three acquired businesses generated aggregate annual revenues of approximately $3 million and were included in the All Other Operations segment. The Company acquired the businesses to expand its geographic coverage and strengthen its national network of branch store locations. Goodwill associated with the fiscal 2005 acquisitions was deductible for income taxes. The table below summarizes the allocation of the BOC purchase price as well as the combined consideration of the fifteen other acquisitions, settlements and adjustments related to prior year acquisitions.

		Other
		Acquisitions
		and Holdback
(In thousands)	BOC	Settlements	Total
Current assets, net	$47,394	$1,437	$48,831
Property and equipment	159,080	12,627	171,707
Goodwill	—	6,494	6,494
Other intangible assets	1,105	1,119	2,224
Current liabilities	(7,154)	(616)	(7,770)
Contingent consideration	(25,000)	—	(25,000)
Long-term liabilities	(1,225)	(3,441)	(4,666)

Total cash consideration	$174,200	$17,620	$191,820

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) ACQUISITIONS AND DIVESTITURES – (Continued)
(b) Divestitures
Fiscal 2006
     On December 1, 2005, the Company sold its Rutland Tool & Supply Co. (“Rutland Tool”) subsidiary. Rutland Tool distributed metalworking tools, machine tools and MRO supplies from seven locations and had approximately 180 employees. Proceeds of the sale were approximately $15 million. As a result of the divestiture, the Company reflected the operating results of Rutland Tool as “discontinued operations” and recognized a loss of approximately $3.1 million, $1.9 million after-tax, or $0.02 per diluted share, on the sale. The loss principally relates to the write-off of leasehold improvements and lease termination costs for long-term lease commitments that are not being assumed by the purchaser. No portion of consolidated interest expense was allocated to the discontinued operations. The operating results of Rutland Tool were previously reflected in the Distribution business segment.
     The net sales and earnings (loss) before income taxes of Rutland Tool (including the loss on sale) for the years ended March 31, 2006, and 2005, which were segregated and reported as discontinued operations, are outlined below:

	Years Ended March 31,
(Amounts in thousands)	2006	2005
Net sales	$32,738	$43,627
Earnings (loss) before income taxes	(2,391)	786
Fiscal 2005
     In May 2004, the Company divested a janitorial products distribution business for cash proceeds of $828 thousand and recognized a gain of $360 thousand. Proceeds from the divestiture were used to reduce borrowings under the Company’s revolving credit facilities. The business was included in the Distribution segment and generated annual sales of approximately $5 million.
(c) Pending Acquisition
     On March 29, 2007, the Company announced a definitive agreement to acquire, for $310 million in cash, a significant part of the U.S. packaged gas business of Linde AG. The operations to be acquired include branches, warehouses, packaged gas fill plants, and other operations involved in distributing packaged industrial and specialty gases and related equipment. The business includes 130 locations in 18 states, with more than 1,400 employees, which generated $346 million in revenues in the year ended December 31, 2006. This acquisition will be financed under the Company’s Credit Facility and is expected to close, subject to regulatory review and customary closing conditions, before the end of fiscal year 2008.
(4) EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and warrants. The calculation of diluted earnings per share in Fiscal 2007 and 2006 also assumes the conversion of National Welders’ preferred stock to Airgas common stock.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) EARNINGS PER SHARE – (Continued)
     The table below presents the computation of basic and diluted earnings per share for the years ended March 31, 2007, 2006 and 2005:

	Years Ended March 31,
(In thousands, except per share amounts)	2007	2006	2005
Basic Earnings per Share Computation

Numerator:
Income from continuing operations	$154,416	$127,515	$91,558
Income (loss) from discontinued operations	—	(1,424)	464
Cumulative effect of a change in accounting principle	—	(2,540)	—

Net earnings	$154,416	$123,551	$92,022

Denominator:
Basic shares outstanding	78,025	76,624	74,911

Basic earnings per share from continuing operations	$1.98	$1.66	$1.22
Basic earnings (loss) per share from discontinued operations	—	(0.02)	0.01
Cumulative effect of a change in accounting principle	—	(0.03)	—

Basic net earnings per share	$1.98	$1.61	$1.23

	Years Ended March 31,
	2007	2006	2005 (4)
Diluted Earnings per Share Computation

Numerator:
Income from continuing operations	$154,416	$127,515	$91,558
Plus: Preferred stock dividends (1) (2)	2,845	2,845	—
Plus: Income taxes on earnings of National Welders (3)	1,166	730	—

Income from continuing operations assuming preferred stock conversion	158,427	131,090	91,558
Income (loss) from discontinued operations	—	(1,424)	464
Cumulative effect of a change in accounting principle	—	(2,540)	—

Net earnings assuming preferred stock conversion	$158,427	$127,126	$92,022

Denominator:
Basic shares outstanding	78,025	76,624	74,911
Incremental shares from assumed conversions:
Stock options and warrants	2,214	2,201	2,046
Preferred stock of National Welders (1)	2,327	2,327	—

Diluted shares outstanding	82,566	81,152	76,957

Diluted earnings per share from continuing operations	$1.92	$1.62	$1.19
Diluted earnings (loss) per share from discontinued operations	—	(0.02)	0.01
Diluted loss from the cumulative effect of a change in accounting principle	—	(0.03)	—

Diluted net earnings per share	$1.92	$1.57	$1.20

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) EARNINGS PER SHARE – (Continued)
(1)	Pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, until June 30, 2009, the preferred stockholders have the option to exchange their 3.2 million shares of National Welders voting redeemable preferred stock with a 5% annual dividend either for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock (see Note 15). If Airgas common stock has a market value of $24.45 per share, the stock and cash redemption options are equivalent.

(2)	If the preferred stockholders of National Welders convert their preferred stock to Airgas common stock, the 5% preferred stock dividend, recognized as “Minority interest in earnings of consolidated affiliate,” would no longer be paid to the preferred stockholders, resulting in additional net earnings for Airgas.

(3)	The earnings of National Welders for tax purposes are treated as a deemed dividend to Airgas, net of an 80% dividend exclusion. Upon the assumed conversion of National Welders preferred stock to Airgas common stock, National Welders would become a wholly owned subsidiary of Airgas. As a wholly owned subsidiary, the net earnings of National Welders would not be subject to additional tax at the Airgas level.

(4)	In Fiscal 2005, the assumed conversion of National Welders preferred stock to Airgas common stock is not presented because it was anti-dilutive.
     Outstanding stock options, that are anti-dilutive, are excluded from the Company’s diluted computation. There were approximately 780 thousand, 3 thousand and 2 thousand outstanding stock options that were not dilutive at March 31, 2007, 2006, and 2005, respectively.
(5) INVENTORIES, NET
          Inventories, net consist of:

	March 31,
(In thousands)	2007	2006
Hardgoods	$218,348	$202,894
Gases	31,960	26,629

	$250,308	$229,523

     Net inventories determined by the LIFO inventory method totaled $37 million at both March 31, 2007 and 2006, respectively. If the FIFO inventory method had been used for these inventories, they would have been $7.5 million and $6 million higher at March 31, 2007 and 2006, respectively. Substantially all of the inventories are finished goods.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) PLANT AND EQUIPMENT
     The major classes of plant and equipment, at cost, are as follows:

	Depreciable	March 31,
(In thousands)	Lives (Yrs)	2007	2006
Land and land improvements	—	$89,521	$75,528
Buildings and leasehold improvements	25	265,146	219,229
Cylinders	30	972,487	890,789
Machinery and equipment, including bulk tanks	7 to 30	1,101,674	719,086
Computers and furniture and fixtures	3 to 10	130,755	133,821
Transportation equipment	3 to 15	178,152	142,466
Construction in progress	—	18,012	10,754

		$2,755,747	$2,191,673

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of goodwill for fiscal 2007 and 2006 were as follows:

		All Other
	Distribution	Operations
(In thousands)	Segment	Segment	Total
Balance at March 31, 2005	$380,468	$130,728	$511,196
Acquisitions	21,409	32,723	54,132
Other adjustments	705	41	746

Balance at March 31, 2006	$402,582	$163,492	$566,074
Acquisitions	156,899	103,695	260,594
Other adjustments	(157)	300	143
SAB 108 adjustments	5,351	—	5,351

Balance at March 31, 2007	$564,675	$267,487	$832,162

     Other intangible assets amounted to $62.9 million (net of accumulated amortization of $51.9 million) and $26.2 million (net of accumulated amortization of $43.8 million) at March 31, 2007 and 2006, respectively. These intangible assets primarily consist of acquired customer lists amortized over 7 to 11 years and non-compete agreements entered into in connection with business combinations amortized over the term of the agreements. There are no expected residual values related to these intangible assets. Intangible assets also include a trade name with an indefinite useful life valued at $1 million acquired in the BOC acquisition. Estimated future amortization expense by fiscal year is as follows: 2008 — $10.1 million; 2009 — $8.9 million; 2010 — $8.3 million; 2011 - $8 million; 2012- $7 million and $19.6 million thereafter.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities include:

	March 31,
(In thousands)	2007	2006
Accrued payroll and employee benefits	$71,685	$57,555
Business insurance reserves	26,390	20,930
Health insurance reserves	8,446	9,734
Accrued interest expense	4,721	14,910
Taxes other than income taxes	14,771	13,590
Cash overdraft	57,056	40,155
Other accrued expenses and current liabilities	58,206	43,127

	$241,275	$200,001

The decrease in accrued interest reflects the refinancing of the 9.125% senior subordinated notes in October 2006 with the Company’s Credit Facility. Interest on the senior subordinated notes was due semi annually on October 1 and April 1. Interest on the Credit Facility is payable monthly.
(9) INDEBTEDNESS
     Long-term debt consists of:

	March 31,
(In thousands)	2007	2006
Revolving credit borrowings	$489,398	$112,009
Term loan	577,500	81,250
Money market loans	30,000	25,000
Medium-term notes	—	100,751
Senior subordinated notes	150,000	376,532
Acquisition and other notes	17,440	3,025
National Welders debt	85,677	69,060

Total long-term debt	1,350,015	767,627
Less current portion of long-term debt	(40,296)	(131,901)

Long-term debt, excluding current portion	$1,309,719	$635,726

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) INDEBTEDNESS – (Continued)
Debt Refinancing
     Effective July 25, 2006, the Company amended and restated its senior credit facility with a syndicate of lenders. Subject to compliance with certain covenants, the $1.6 billion senior unsecured credit facility (the “Credit Facility”) permits the Company to borrow up to $966 million under a U.S. dollar revolving credit line, up to C$40 million (U.S. $34 million) under a Canadian dollar revolving credit line and up to $600 million under two or more term loans. The Company used borrowings under the term loan provision of the Credit Facility to finance the $100 million maturity of its 7.75% medium-term notes on September 15, 2006. The remaining $500 million of term loan was used to finance the Linde bulk gas acquisition that closed on March 9, 2007. The Credit Facility will mature on July 25, 2011.
     As of March 31, 2007, the Company had approximately $1,067 million of borrowings under the Credit Facility: $471 million under the U.S. dollar revolver, C$22 million (U.S. $18 million) under the Canadian dollar revolver and a $578 million under the term loans. The term loans are repayable in quarterly installments of $22.5 million between March 31, 2007 and June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. The Company also had letters of credit of $34 million outstanding under the credit facility. The U.S. dollar borrowings and the term loans bear interest at LIBOR plus 75 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 75 basis points. As of March 31, 2007, the effective interest rates on the U.S. dollar borrowings, the term loans and the Canadian dollar borrowings were 6.09%, 6.10% and 5.20%, respectively.
     At March 31, 2007, approximately $461 million remained unused under the U.S. dollar revolving credit line and approximately C$18 million (U.S. $16 million) remained unused under the Canadian dollar revolving credit line. As of March 31, 2007, the financial covenants of the Credit Facility permitted the Company increase its total borrowings under the Credit Facility or through other debt instruments by approximately $538 million. The Credit Facility contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
     The Company’s domestic subsidiaries, exclusive of a bankruptcy remote special purpose entity (the “domestic guarantors”), guarantee the U.S. and Canadian borrowings. The Canadian borrowings are also guaranteed by the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on all other debt.
Money Market Loan
     The Company has an agreement with a financial institution that provides access to short term advances not to exceed $30 million for a maximum term of three months. The agreement expires on November 30, 2007, but may be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2007, the Company had an outstanding advance under the agreement of $30 million for a term of 90 days bearing interest at 5.75%.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) INDEBTEDNESS – (Continued)
Senior Subordinated Notes
     At March 31, 2007, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.125% of the principal amount.
     The 2004 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the wholly owned domestic guarantors under the Credit Facility. The stock of the Company’s domestic subsidiaries is also pledged to the note holders on a subordinated basis.
     On October 27, 2006, the Company redeemed its $225 million 9.125% senior subordinated notes in full at a premium of 104.563% of the principal amount with proceeds from the Company’s Credit Facility. In conjunction with the redemption of the Notes, the Company recognized a charge on the early extinguishment of debt of approximately $12.1 million ($7.9 million after tax) in October 2006. The charge relates to the redemption premium and the write-off of unamortized debt issuance costs.
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At March 31, 2007, acquisition and other notes totaled approximately $17 million with interest rates ranging from 4% to 8.5%.
Debt of the National Welders Joint Venture
     Pursuant to the requirements of FIN 46R, the Company’s Consolidated Balance Sheets at March 31, 2007 and 2006 include the financial obligations of National Welders. National Welders’ financial obligations are non-recourse to the Company, meaning that the creditors of National Welders do not have a claim on the assets of Airgas, Inc. in settlement of the joint venture’s financial obligations. The National Welders Credit Agreement (the “NWS Credit Agreement”) provides for a revolving credit line of $100 million, a Term Loan A of $26 million, a Term Loan B of $21 million, and a Term Loan C of $9 million. The debt of National Welders consists of:

	March 31,
(In thousands)	2007	2006
Revolving credit borrowings	$73,004	$51,393
Term loan A	11,992	15,042
Term loan C	—	1,622
Acquisition notes and other debt obligations	681	1,003

Total long-term debt	85,677	69,060
Less current portion of long-term debt	(3,652)	(5,589)

Long-term debt, excluding current portion	$82,025	$63,471

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) INDEBTEDNESS – (Continued)
     The NWS revolving credit borrowings mature in August 2009. Term Loan A is repayable in monthly amounts of $254 thousand with a lump-sum payment of the outstanding balance at maturity in March 2011. The variable interest rate on the revolving credit line and Term Loan A ranges from LIBOR plus 70 to 145 basis points varying with National Welders’ leverage ratio. At March 31, 2007, the effective interest rate for the revolving credit line and Term Loan A was 6.02%. The NWS Credit Agreement also contains certain covenants which, among other things, subject National Welders to minimum net worth requirements, limit the ability of National Welders to incur and guarantee new indebtedness, and limit its capital expenditures, ownership changes, merger and acquisition activity, and the payment of dividends. National Welders had additional borrowing capacity under the NWS Credit Agreement of approximately $27 million at March 31, 2007. Term Loans B and C were previously repaid and provide no additional borrowing capacity.
     As of March 31, 2007, the revolving credit borrowings and Term Loan A are secured by certain current assets, principally trade receivables and inventory, totaling $38 million, non-current assets, principally equipment, totaling $119 million, and Airgas common stock with a market value of $39 million classified as treasury stock and carried at cost of $370 thousand.
Aggregate Long-term Debt Maturities
     The aggregate maturities of long-term debt are as follows:

		National
(In thousands)	Airgas, Inc (1)	Welders	Total
Years Ending March 31,
2008	$36,644	$3,652	$40,296
2009	95,469	3,048	98,517
2010	94,184	76,052	170,236
2011	236,294	2,925	239,219
2012	649,967	—	649,967
Thereafter	151,780	—	151,780

	$1,264,338	$85,677	$1,350,015

(1)	The Company has the ability and intention of refinancing current maturities related to the term loan under its Credit Facility with its long-term revolving credit line. Therefore, the term loan has been reflected as long term in the aggregate maturity schedule.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) FAIR VALUE OF FINANCIAL INSTRUMENTS
     Summarized below are the carrying and fair values of the Company’s financial instruments at March 31, 2007 and 2006.
     The fair value of the Company’s publicly traded financial instruments is based on market pricing. The fair value of other non-publicly traded financial instruments is based on estimates using standard pricing models that take into account the present value of future cash flows as of the balance sheet date. The computation of fair values of these instruments is generally performed by the Company. The carrying amounts reported in the balance sheet for trade receivables and payables, accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the following table:

	2007	2007	2006	2006
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value
Financial Instruments:
Revolving credit borrowings	$489,398	$489,398	$112,009	$112,009
Term loan	577,500	577,500	81,250	81,250
Money market loans	30,000	30,000	25,000	25,000
Medium-term notes	—	—	100,751	101,050
2001 senior subordinated notes	—	—	226,532	237,938
2004 senior subordinated notes	150,000	146,250	150,000	147,750
Acquisition and other notes	17,440	17,440	3,025	3,025

Interest rate swap agreements:
- Cash flow hedge – (asset) liability	(379)	(379)	(1,441)	(1,441)
     The carrying and fair values of the National Welders joint venture’s financial instruments at March 31, 2007 and 2006 are listed below:

	2007	2007	2006	2006
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value
National Welders’ Financial Instruments:
Revolving credit borrowings	$73,004	$73,004	$51,393	$51,393
Term loan A	11,992	11,992	15,042	15,042
Term loan C	—	—	1,622	1,631
Acquisition notes and other debt obligations	681	681	1,003	1,003

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company manages exposure to changes in market interest rates. The Company’s use of derivative instruments is limited to highly effective fixed and floating interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.
     At March 31, 2007, the Company had six fixed interest rate swap agreements with a notional amount of $150 million. These swaps effectively convert $150 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At March 31, 2007, two swap agreements with a total notional amount of $50 million required the Company to make fixed interest payments based on a weighted average effective rate of 4.15% and receive variable interest payments from its counterparties based on a weighted average variable rate of 5.32%. The four other swap agreements with a total notional amount of $100 million required the Company to make fixed interest payments based on a weighted average effective rate of 5.39% and receive variable interest payments from its counterparties based on a weighted average variable rate of 5.35%. The remaining terms of each of these swap agreements are between 15 months to 26 months.
     National Welders was a party to one interest rate swap agreement with a notional principal amount of $27 million. The counterparty to the swap agreement is a major financial institution. National Welders is required to make fixed interest payments of 5.36% and receive variable interest payments from its counterparty based on one month LIBOR, which was 5.35% at March 31, 2007. The remaining term of the swap agreement is 26 months.
     During fiscal 2007, the Company and National Welders recorded a net decrease in the fair value of the fixed interest rate swap agreements and a corresponding decrease to “Accumulated Other Comprehensive Income” of approximately $1 million. Including the effect of the interest rate swap agreements, the debt of National Welders, and the trade receivables securitization, the Company’s ratio of fixed to variable rate debt at March 31, 2007 was 21% fixed to 79% variable.
(12) TRADE RECEIVABLES SECURITIZATION
     The Company participates in a securitization agreement with two commercial banks to sell up to $285 million of qualifying trade receivables. The agreement will expire in March 2010, but may be renewed subject to renewal provisions contained in the agreement. During fiscal 2007, the Company sold, net of its retained interest, $2.70 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $2.68 billion in collections on those receivables. The net proceeds were used to reduce borrowings under the Company’s Credit Facility. The amount of outstanding receivables under the agreement was $264 million at March 31, 2007 and $244 million at March 31, 2006.
     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12) TRADE RECEIVABLES SECURITIZATION – (Continued)
     A subordinated retained interest of approximately $80 million and $63 million is included in “Trade receivables” in the accompanying Consolidated Balance Sheets at March 31, 2007 and 2006, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.
(13) STOCKHOLDERS’ EQUITY
(a) Common Stock
     The Company is authorized to issue up to 200 million shares of common stock with a par value of $0.01 per share. At March 31, 2007, the number of shares of common stock outstanding was 78.7 million, excluding 1.3 million shares (923 thousand of shares owned by National Welders) of common stock held as treasury stock. At March 31, 2006, the number of shares of common stock outstanding was 77.3 million, excluding 1.3 million shares (923 thousand of shares owned by National Welders) of common stock held as treasury stock.
(b) Preferred Stock and Redeemable Preferred Stock
     The Company is authorized to issue up to 20 million shares of preferred stock. Of the 20 million shares authorized, 200 thousand shares have been designated as Series A Junior Participating Preferred Stock and 200 thousand shares have been designated as Series B Junior Participating Preferred Stock (see Stockholder Rights Plan below). At March 31, 2007 and 2006, no shares of the preferred stock were issued or outstanding. The preferred stock may be issued from time to time by the Company’s Board of Directors in one or more series. The Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of preferred stock, and the number of shares constituting each such series and designation thereof.
     Additionally, the Company is authorized to issue 30 thousand shares of redeemable preferred stock. At March 31, 2007 and 2006, no shares of redeemable preferred stock were issued or outstanding.
(c) Dividends
     During fiscal 2007, 2006 and 2005, the Company paid its stockholders regular quarterly cash dividends of $0.07, $0.06 and $0.045 per share, respectively. On May 8, 2007, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.09 per share payable June 30, 2007 to stockholders of record as of June 15, 2007. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13) STOCKHOLDERS’ EQUITY – (Continued)
(d) Stockholder Rights Plan
     On May 8, 2007, the Company’s Board of Directors adopted a stockholder rights plan (the “2007 Rights Plan”). Pursuant to the 2007 Rights Plan, on May 25, 2007, the Board of Directors declared a dividend distribution of one right for each share of common stock. Each right entitles the holder to purchase from the Company one ten-thousandth of a share of Series B Junior Participating Preferred Stock at an initial exercise price of $230 per share. The 2007 Rights Plan is intended to assure that all of the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to protect stockholders’ interests in the event the Company is confronted with partial tender offers or other coercive or unfair takeover tactics.
     Rights become exercisable only after 10 days following the acquisition by a person or group of 15% (or 20% in the case of Peter McCausland and certain of his affiliates) or more of the Company’s outstanding common stock, or 10 business days (or later if determined by the Board of Directors in accordance with the plan) after the announcement of a tender offer or exchange offer to acquire 15% (or 20% in the case of Peter McCausland and certain of his affiliates) or more of the outstanding common stock. If such a person or group acquires 15% or more (or 20% or more, as the case may be) of the common stock, each right (other than such person’s or group’s rights, which will become void) will entitle the holder to purchase, at the exercise price, common stock having a market value equal to twice the exercise price. In certain circumstances, the rights may be redeemed by the Company at an initial redemption price of $0.0001 per right. If not redeemed, the rights will expire on May 8, 2017.
     The 2007 Rights Plan replaced the 1997 Rights Plan that expired on April 1, 2007. The 1997 Rights Plan had substantially the same terms and conditions as the 2007 Rights Plan.
(e) Warrants
     During fiscal 2002, the Company granted warrants to purchase 324,000 shares of the Company’s common stock to an outside consulting firm for services rendered. The warrants had a term of three years and exercise prices in excess of market value of the Company’s stock on the date of grant. The exercise prices ranged from $11.98 to $18.78 per share. The aggregate value of the warrants on the dates of grant, as determined by the Black-Scholes model, was $1.1 million, which the Company expensed during fiscal 2002. During fiscal 2005, all 324,000 warrants were exercised at prices ranging from $21.54 to $26.47 per share. The holder of the warrants elected a “net issue exercise” provision under the warrant agreement. The net issue exercise provision allowed the holder, without the payment of additional consideration, to receive shares of the Company’s common stock, equal to the value of the warrants. As a result, the Company issued 114 thousand treasury shares to redeem the warrants.
(f) Share Repurchase Plan
     Due to certain contemplated acquisitions, in July 2006, the Company suspended the three-year share repurchase plan that it initiated in November 2005. No shares of Company common stock were repurchased during fiscal 2007. Since inception, 195,400 shares have been repurchased under the plan and $137.2 million of the original $150 million authorization remains available. The Company continues to focus on using its cash flow for investing in growth opportunities, including future acquisitions, paying down debt and growing its dividend.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) STOCK-BASED COMPENSATION
     The Company adopted SFAS 123R effective April 1, 2006 using the modified prospective method. Under the modified prospective method, stock-based compensation recognized since the date of adoption includes: (a) any share-based payments granted subsequent to the date of adoption; and (b) any portion of share-based payments granted prior to the date of adoption that vests subsequent to the date of adoption. Prior periods have not been restated.
     The Company recorded stock-based compensation of $15.4 million ($10.9 million after tax), or $0.13 per diluted share, in the year ended March 31, 2007. The pre-tax compensation expense was included in Selling, Distribution and Administrative expenses in the Consolidated Statement of Earnings. The stock-based compensation expense relates to stock options and options to purchase common stock under the Employee Stock Purchase Plan.
Prior Period Pro Forma Earnings
     The following table presents the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, in fiscal 2006 and 2005:

	Years Ended March 31,
(In thousands, except per share amounts)	2006	2005
Net earnings, as reported	$123,551	$92,022
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(8,035)	(6,868)

Pro forma net earnings	$115,516	$85,154

Earnings per share:
Basic – as reported	$1.61	$1.23
Basic – pro forma	$1.51	$1.14

Diluted – as reported	$1.57	$1.20
Diluted – pro forma	$1.47	$1.11
2006 Equity Incentive Plan
     At the Company’s August 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Equity Incentive Plan (the “2006 Equity Plan”). The 2006 Equity Plan replaced both the Company’s 1997 Stock Option Plan for employees and the 1997 Directors’ Stock Option Plan. Shares subject to outstanding stock options that terminate, expire or are canceled without having been exercised and stock options available for grant under the prior stock option plans were carried forward to the 2006 Equity Plan. Future grants of stock options to employees and directors will only be issued from the 2006 Equity Plan to the extent that shares are available for issuance. At March 31, 2007, a total of 11.8 million shares were authorized under the 2006 Equity Plan and predecessor plans, of which 4.5 million shares of common stock were available for issuance under the 2006 Equity Plan.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) STOCK-BASED COMPENSATION – (Continued)
     Stock options granted prior to fiscal 2007 vest 25% annually and have a maximum term of ten years. Stock options granted during fiscal 2007 also vest 25% annually and have a maximum term of eight years.
Fair Value
     The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options under SFAS 123R, which is consistent with that used for pro forma disclosures in prior periods. The weighted-average grant date fair value of stock options granted during the fiscal years ended March 31, 2007, 2006 and 2005 was $13.75, $9.35 and $9.28, respectively. The following assumptions were used by the Company in valuing the stock option grants issued in each fiscal year:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Expected volatility	36.2%	35.3%	38.9%
Expected dividend yield	0.80%	0.83%	0.85%
Expected term	5.4 years	6.4 years	7.3 years
Risk-free interest rate	5.0%	3.9%	3.9%
     The expected volatility was determined based on anticipated changes in the underlying stock price over the expected term using a weighting of historical and implied volatility. The expected dividend yield was based on the Company’s history and expectation of future dividend payouts. The expected term represents the period of time that the options are expected to be outstanding prior to exercise or forfeiture. The expected term was determined based on historical exercise patterns. The risk-free interest rate was based on U.S. Treasury rates in effect at the time of grant commensurate with the expected term.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) STOCK-BASED COMPENSATION – (Continued)
Summary of Stock Option Activity
     The following table summarizes the stock option activity during the three years ended March 31, 2007:

		Weighted-Average
	Number of	Exercise Price	Aggregate
	Stock Options	Per Share	Intrinsic Value
Outstanding at March 31, 2004	8,126,403	$13.64
Granted	1,067,500	$21.18
Exercised	(1,648,368)	$12.21
Forfeited	(182,234)	$18.56

Outstanding at March 31, 2005	7,363,301	$14.95	$65,827,911

Granted	1,063,200	$24.30
Exercised	(1,337,944)	$14.73
Forfeited	(94,739)	$17.86

Outstanding at March 31, 2006	6,993,818	$16.37	$158,899,545

Granted	991,440	$36.19
Exercised	(967,590)	$15.91
Forfeited	(134,694)	$26.09

Outstanding at March 31, 2007	6,882,974	$19.12	$158,514,891

Vested or expected to vest as of March 31, 2007	6,194,677	$19.12	$142,663,411

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) STOCK-BASED COMPENSATION – (Continued)
     The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of each fiscal year and the weighted-average exercise price multiplied by the number of stock options outstanding as of that date. The total intrinsic value of stock options exercised during the years ended March 31, 2007, 2006 and 2005 was $22.7 million, $19.5 million and $18.5 million, respectively.
     As of March 31, 2007, $16.7 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 2.5 years.
     The following table summarizes information about options outstanding and exercisable at March 31, 2007:

Stock Options Outstanding
	Weighted Average
Number of Stock Options	Remaining Contractual	Weighted Average
Outstanding	Life of Options - Years	Exercise Price
1,294,949	3.51	$7.34
852,294	2.12	$13.12
1,040,224	3.69	$16.32
853,095	6.09	$19.13
793,026	7.15	$21.15
154,703	7.36	$21.59
878,268	8.15	$24.09
1,016,415	7.23	$35.77

6,882,974	5.33	$19.12

Stock Options Exercisable
Weighted Average
Number of Stock Options	Exercise Price
Exercisable	Per Share
1,294,949	$7.34
852,294	$13.12
1,039,899	$16.32
633,999	$19.09
366,081	$21.15
106,528	$21.55
203,303	$24.09
114,603	$32.63

4,611,656	$14.84

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) STOCK-BASED COMPENSATION – (Continued)
Employee Stock Purchase Plan
     The Company has an Employee Stock Purchase Plan (the “ESPP”) to encourage and assist employees in acquiring an equity interest in the Company. The ESPP is authorized to issue up to 3.5 million shares of Company common stock, of which 1.8 million shares were available for issuance at March 31, 2007.
     Under the terms of the ESPP, eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase common stock at 85% of the market value. Employee purchases are limited in any calendar year to an aggregate market value of $25,000. Market value under the ESPP is defined as either the closing share price on the New York Stock Exchange as of an employee’s enrollment date or the closing price on the first business day of a fiscal quarter when the shares are purchased, whichever is lower. An employee may lock-in a purchase price for up to 12 months. The ESPP effectively resets at the beginning of each fiscal year at which time employees are re-enrolled in the plan and a new 12-month purchase price is established. The ESPP is designed to comply with the requirements of Sections 421 and 423 of the Internal Revenue Code.
     Compensation expense under SFAS 123R is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of options granted under the ESPP in fiscal 2007, 2006 and 2005 was $8.30, $5.57 and $5.14, respectively. In fiscal 2007, the Company recognized stock-based compensation expense associated with the ESPP of $3.3 million. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model. The following assumptions were used by the Company in valuing the employees’ option to purchase shares of common stock under the ESPP:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Expected volatility	30.8%	27.1%	29.7%
Expected dividend yield	0.73%	0.90%	0.83%
Expected term	2 to 8 months	3 to 12 months	3 to 12 months
Risk-free interest rate	5.0%	3.1%	1.1%

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) STOCK-BASED COMPENSATION – (Continued)
The following table summarizes the activity of the ESPP during the three years ended March 31, 2007:

		Weighted-Average
	Number of	Exercise Price	Aggregate
	Purchase Options	Per Share	Intrinsic Value
Outstanding at March 31, 2004	148,198	$15.70
Granted	552,841	$17.37
Exercised	(564,681)	$17.54
Forfeited	—	$—

Outstanding at March 31, 2005	136,358	$18.45	$741,788

Granted	533,245	$20.33
Exercised	(531,916)	$19.80
Forfeited	—	$—

Outstanding at March 31, 2006	137,687	$20.50	$2,609,169

Granted	395,587	$31.10
Exercised	(430,519)	$27.76
Forfeited	—	$—

Outstanding at March 31, 2007	102,755	$30.86	$1,160,104

(15) CONSOLIDATED AFFILIATE AND MINORITY INTEREST
     The Company’s consolidated affiliate, National Welders, is a producer and distributor of industrial gases based in Charlotte, North Carolina. The joint venture owns and operates approximately 50 branch stores, two acetylene plants, a specialty gas lab, and four air separation plants that produce approximately 90% of its oxygen and nitrogen and over 65% of its argon requirements. The joint venture also distributes medical and specialty gases, process chemicals and welding equipment and supplies. Ownership interests in National Welders consist of voting common stock and voting redeemable preferred stock with a 5% annual dividend. The Company owns 100% of the joint venture’s common stock, which represents a 50% voting interest. The payment of dividends on the common stock is subordinate to the payment of a 5% dividend on the preferred stock. Additionally, the common stock dividends must be declared by a vote of the joint venture’s board of directors. A family holds approximately 3.2 million shares of redeemable preferred stock and controls the balance of the voting interest.
     Through June 30, 2009, the preferred stockholders have the option to redeem their preferred shares for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock (See Note 19 Related Parties for a fiscal 2006 transaction with the preferred stockholders). The common stock and cash redemption options are equivalent when Airgas’ common stock has a market value of $24.45 per share. If the preferred stockholders elect to exchange their shares for Airgas common stock, the Company is obligated to provide the necessary shares to the joint venture by capital contribution or other means the Company deems reasonably appropriate. The Company may purchase shares on the open market or may issue new or treasury shares to meet its exchange obligation. The preferred stockholders may also elect to retain their interest in the preferred stock beyond June 30, 2009.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) CONSOLIDATED AFFILIATE AND MINORITY INTEREST – (Continued)
     In fiscal 2004, the Company determined that its joint venture with National Welders met the definition of a “Variable Interest Entity” under FIN 46R, Consolidation of Variable Interest Entities. The Company, as the only common stockholder, was determined to be the primary beneficiary of the joint venture. Therefore, effective December 31, 2003, the Company adopted FIN 46R, as it applies to the joint venture, and consolidated this previously unconsolidated affiliate. The Company has participated in the joint venture with National Welders since June 1996 and prior to the adoption of FIN 46R, the Company used the “equity method of accounting” to report its interest in the joint venture. Under the equity method of accounting, the Company recognized its proportionate share of the joint venture’s net assets and liabilities as an “Investment in Unconsolidated Affiliate” and its proportionate share of the operating results as “Equity in the Earnings of Unconsolidated Affiliate.” As permitted by FIN 46R, the Company applied the interpretation prospectively from the date of adoption (prior periods were not restated). With the adoption of FIN 46R, the operating results of the joint venture were reflected broadly across the income statement with minority interest expense reflecting the preferred stockholders’ proportionate share of the joint venture’s operating results. The liabilities of the joint venture are non-recourse to the Company (See Note 9 for a description of National Welders debt). Likewise, cash flows in excess of a management fee paid by National Welders are not available to the Company. The tables below outline elements of the consolidated financial statements of the Company applicable to National Welders.

	Years Ended March 31,
(In thousands)	2007	2006
Total assets of National Welders	$302,597	$267,240

Total liabilities of National Welders	$213,222	$190,276

	Years Ended March 31,
(In thousands)	2007	2006	2005
Net sales	$228,320	$188,314	$167,473

Operating income	32,490	22,046	15,662

Earnings before income taxes, minority interest and equity earnings	29,514	19,919	12,418
Income taxes	(12,037)	(8,536)	(4,712)
Minority interest in earnings of consolidated affiliate	(2,845)	(2,656)	(1,808)

Income from continuing operations	$14,632	$8,727	$5,898

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(16) INTEREST EXPENSE, NET
     Interest expense, net, consists of:

	Years Ended March 31,
(In thousands)	2007	2006	2005
Interest expense	$62,095	$55,740	$52,836
Interest and finance charge (income)	(1,915)	(1,928)	(1,591)

	$60,180	$53,812	$51,245

(17) INCOME TAXES
     Earnings from continuing operations before income taxes, minority interest and change in accounting principle were derived from the following sources:

	Years Ended March 31,
(In thousands)	2007	2006	2005
United States	$246,699	$200,039	$140,662
Foreign	10,445	7,998	6,965

	$257,144	$208,037	$147,627

     Income tax expense from continuing operations consists of:

	Years Ended March 31,
(In thousands)	2007	2006	2005
Current:
Federal	$41,760	$26,551	$19,666
Foreign	2,725	2,673	2,027
State	3,487	1,494	929

	47,972	30,718	22,622

Deferred:
Federal	46,440	43,672	29,327
Foreign	491	98	303
State	4,980	3,378	2,009

	51,911	47,148	31,639

	$99,883	$77,866	$54,261

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17) INCOME TAXES – (Continued)
     Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:

	Years Ended March 31,
(In thousands)	2007	2006	2005
Taxes at U.S. federal statmutory rate	35.0%	35.0%	35.0%
Increase/(Decrease) in income taxes resulting from:
State income taxes, net of federal benefit	2.9%	2.2%	1.9%
Stock-based compensation expense	0.5%	—	—
Change in state tax law	(0.8%)	—	—
Other, net	1.2%	0.2%	(0.1%)

	38.8%	37.4%	36.8%

     The tax effects of cumulative temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities were as follows:

	March 31,
	2007	2006
Deferred Tax Assets:
Inventories	$9,177	$9,586
Deferred rental income	12,468	5,347
Insurance reserves	10,466	9,554
Restructuring Charge	175	—
Litigation settlement and other reserves	2,745	1,972
Asset Retirement Obligations	792	2,361
Net operating loss carryforwards	20,217	36,592
Stock Based Compensation	4,263	—
Other	10,029	7,865
Valuation allowance	(5,432)	(6,347)

	64,900	66,930

Deferred Tax Liabilities:
Accounts receivable	(2,683)	(1,785)
Plant and equipment	(338,431)	(307,036)
Intangible assets	(49,323)	(39,993)
Other	(16,705)	(15,793)

	(407,142)	(364,607)

Net deferred tax liability	$(342,242)	$(297,677)

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17) INCOME TAXES – (Continued)
     Current deferred tax assets and current deferred tax liabilities have been netted for presentation purposes. Non-current deferred tax assets and non-current deferred tax liabilities have also been netted. Deferred tax assets and liabilities are reflected in the Company’s consolidated balance sheets as follows:

	March 31,
(In thousands)	2007	2006
Current deferred tax asset, net	$31,004	$30,141
Non-current deferred tax liability, net	(373,246)	(327,818)

Net deferred tax liability	$(342,242)	$(297,677)

     The Company has recorded tax benefits amounting to $9.0 million, $7.9 million, and $8.4 million in fiscal 2007, 2006 and 2005, respectively, resulting from the exercise of stock options. This benefit has been recorded in capital in excess of par value.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at March 31, 2007. Valuation allowances primarily relate to certain state tax net operating loss carryforwards. In fiscal 2007, the Company revised its estimates of the realizability of certain tax benefits associated with state tax net operating loss carryforwards. Those revisions, along with changes due to the utilization and expiration of net operating loss carryforwards, resulted in a $900 thousand reduction in the related valuation allowances.
(18) BENEFIT PLANS
     The Company has a defined contribution 401(k) plan (the “401(k) plan”) covering substantially all full-time employees. Under the terms of the 401(k) plan, the Company makes matching contributions up to two percent of participants’ wages. Amounts expensed under the 401(k) plan for fiscal 2007, 2006, and 2005 were $5.8 million, $5.5 million and $4.6 million, respectively.
     Certain subsidiaries of the Company participate in multi-employer pension and post-retirement plans, which provide defined benefits to union employees. Contributions are made to the plans in accordance with negotiated labor contracts. If the Company elected to withdraw from these plans at March 31, 2007, the withdrawal liability would have been approximately $3.3 million. Amounts expensed under the pension plans for fiscal 2007, 2006 and 2005 were $1.2 million, $1.3 million and $858 thousand, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(19) RELATED PARTIES
     The Company purchases and sells goods and services in the ordinary course of business with certain corporations in which some of its directors are officers. The Company also leases certain operating facilities from employees who were previous owners of business acquired. The amounts of these transactions are not material to the Company.
Transactions by National Welders
     In the first quarter of fiscal 2006, National Welders entered into an agreement with its preferred stockholders under which the preferred stockholders prepaid their $21 million note receivable owed to National Welders. National Welders used the proceeds from the prepayment of the preferred stockholders’ note to repay its $21 million Term Loan B, which had been collateralized by the preferred stockholders’ note. The preferred stockholders’ note payable to National Welders had been reflected as a reduction of “Minority interest in affiliate” on the Consolidated Balance Sheet. Consequently, the prepayment of the preferred stockholders’ note resulted in a $21 million increase to the Company’s “Minority interest in affiliate.” Additionally, Term Loan B was subject to an interest rate swap agreement, which was terminated in conjunction with the debt repayment. The fee of $700 thousand to unwind the interest rate swap agreement was reimbursed to National Welders by the preferred stockholders.
     In the third quarter of fiscal 2005, National Welders purchased the assets of National Realty Sales Corporation for $11.4 million. Members of the Turner family, who have a 50% voting interest in National Welders, also owned National Realty Sales Corporation. The assets purchased included 22 properties previously leased from National Realty Sales Corporation. The purchase price of National Realty Sales Corporation was established through an independent, third party appraisal. National Welders’ Board of Directors, through which the Company holds a 50% voting interest, approved the transaction.
Separation Agreement
     In the fourth quarter of fiscal 2005, the Company and its former Chief Operating Officer, entered into a separation agreement, which terminated his employment. Under the agreement, the former Chief Operating Officer received a payment of $1.4 million and accelerated vesting of 15,000 stock options.
(20) LEASES
     The Company leases certain distribution facilities, fleet vehicles and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these long-term leases for the years ended March 31, 2007, 2006, and 2005, amounted to approximately $71 million, $68 million, and $61 million, respectively. Certain operating facilities are leased at market rates from employees of the Company who were previous owners of businesses acquired. Outstanding capital lease obligations and the related capital assets are not material to the consolidated balance sheets at March 31, 2007 and 2006. Associated with the fleet vehicle operating leases, the Company guarantees a residual value of $18 million, representing approximately 13% of the original cost.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(20) LEASES — (Continued)
     At March 31, 2007, future minimum lease payments under non-cancelable operating leases were as follows:

		National
(In thousands)	Airgas, Inc.	Welders	Total
Years Ended March 31,
2007	$57,739	$2,018	$59,757
2008	47,832	1,775	49,607
2009	39,624	1,586	41,210
2010	28,648	1,483	30,131
2011	18,074	1,341	19,415
Thereafter	10,582	2,187	12,769

	$202,499	$10,390	$212,889

(21) COMMITMENTS AND CONTINGENCIES
(a) Legal
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.
(b) Insurance Coverage
     The Company has established insurance programs to cover workers’ compensation, business automobile, and general liability claims. During fiscal 2007, these programs had self-insured retention of $1 million per occurrence. During fiscal 2006 and 2005, the Company’s self-insured retention was $500 thousand per occurrence with an additional aggregate retention of $2.2 million in fiscal 2006 and $1.7 million in fiscal 2005, for claims in excess of $500 thousand. For fiscal 2008, the self-insured retention will remain $1 million per occurrence with no additional aggregate retention. The Company believes its insurance reserves are adequate. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The nature of the Company’s business may subject it to product and general liability lawsuits. To the extent that the Company is subject to claims that exceed its liability insurance coverage, such suits could have a material adverse effect on the Company’s financial position, results of operations or liquidity.
     The Company maintains a self-insured health benefits plan, which provides medical benefits to employees electing coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims and claim development. The reserve is an estimate based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve as the Company’s loss experience changes due to medical inflation, changes in the number of plan participants and an aging employee base.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(21) COMMITMENTS AND CONTINGENCIES – (Continued)
(c) Supply Agreements
     In addition to the gas volumes supplied by the recently formed Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company has a long term take-or-pay supply agreement, expiring September 1, 2017, under which Air Products and Chemicals, Inc. (“Air Products”) will supply at least 35% of the Company’s bulk liquid nitrogen, oxygen and argon requirements, exclusive of the volumes produced by the Company and those purchased under the Linde/BOC supply agreements noted below. Additionally, the Company purchases helium under the terms of the supply agreement. Based on the volume of fiscal 2007 purchases, the Air Products supply agreement represents approximately $50 million in annual liquid bulk gas purchases.
     The Company and Linde AG as successor to BOC entered into a long term take-or-pay supply agreement to purchase oxygen, nitrogen and argon. The agreement will expire in July 2019 and represents approximately $3 million in annual bulk gas purchases. In September and October 2006, the Company and Linde AG entered into long term take-or-pay supply agreements to purchase helium. The total annual commitment amount under the Linde agreements is approximately $28 million.
     The Company also participates in a long term agreement with Praxair to swap production of bulk nitrogen, oxygen, and argon through 2014. The Praxair agreement represents approximately $7 million annually.
     The Company is also party to other long-term take-or-pay supply agreements with other major suppliers of oxygen, nitrogen and argon (approximately $1 million in annual purchases), liquid carbon dioxide ($16 million in annual purchases), and refrigerants ($2.5 million in annual purchases). The Company has purchase commitments for ammonia which require a 180-day notice prior to termination. Annual purchase commitments for ammonia are approximately $18 million,
     The supply agreements above contain periodic adjustments based on certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.
(d) Construction Commitments
     Construction commitments represent outstanding commitments to customers to build and operate air separation plants in Carrollton, KY and New Carlisle, IN. The projects will cost approximately $65 million and are expected to begin operating in the spring of 2009.
(e) Commitments and Contingencies of National Welders
     National Welders is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of National Welders’ management, the ultimate disposition of these matters will not have a material or adverse effect on the entity’s financial position, results of operations, or liquidity.
     National Welders is self-insured for medical and workers’ compensation claims in North Carolina and South Carolina. Medical claims are self-insured up to a $110,000 limit per person annually. Workers’ compensation claims are self-insured up to $500,000 per person annually. Provisions for expected future payments for medical and workers’ compensation are accrued based on estimates of the aggregate liability for claims incurred plus an estimate for incurred but not reported claims using historical experience.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(22) SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest expense, discount on securitization and income taxes was as follows:

	Years Ended March 31,
(In thousands)	2007	2006	2005
Interest expense	$72,418	$56,361	$49,480
Discount on securitization	13,630	9,371	4,711
Income taxes (net of refunds)	50,021	21,641	30,104
     Significant non-cash investing and financing transactions were as follows:

	Years Ended March 31,
(In thousands)	2007	2006	2005
Acquisition liabilities assumed	$51,220	$18,295	$37,436
     Cash flows, in excess of a management fee, associated with the Company’s consolidated affiliate, National Welders (see Note 15), are not available for the general use of the Company. Rather these cash flows are used by National Welders for operations, capital expenditures, and acquisitions and to satisfy financial obligations, which are non-recourse to the Company. The Consolidated Statement of Cash Flows at March 31, 2007, 2006 and 2005 reflect the following sources and uses of cash associated with National Welders:

	Years Ended March 31,
(In thousands)	2007	2006	2005
Net cash provided by operating activities	$34,455	$23,497	$19,612
Net cash used in investing activities	(47,507)	(45,628)	(29,240)
Net cash provided by financing activities	13,527	21,309	9,500

Change in cash	$475	$(822)	$(128)

Management fee paid to the Company, which is eliminated in consolidation	$1,454	$1,234	$1,089

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(23) SUMMARY BY BUSINESS SEGMENT
     The Company aggregates its operations, based on products and services, into two reportable segments, Distribution and All Other Operations. The Distribution segment’s principal products are packaged and less than truck load bulk gases, rent and hardgoods. Gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and through the rental of welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and MRO supplies. During fiscal years 2007, 2006 and 2005, the Distribution segment accounted for approximately 85% of consolidated sales.
     The All Other Operations segment consists of the Company’s Gas Operations Division, the newly formed Airgas Merchant Gases and the National Welders joint venture. The Gas Operations Division produces and distributes certain gas products, principally carbon dioxide, dry ice, nitrous oxide, anhydrous ammonia, and specialty gases. Airgas Merchant Gases primarily produces oxygen, nitrogen, and argon, most of which is supplied to business units in the Distribution segment. National Welders is a producer and distributor of industrial, medical and specialty gases based in Charlotte, North Carolina. The joint venture structure limits the Company’s control over the National Welders operations and cash flows and is the primary factor that led the Company to conclude that National Welders is most appropriately reflected in the All Other Operations segment. The business units reflected in the All Other Operations segment individually are not material enough to meet the thresholds to be reported as separate business segments. The elimination entries represent intercompany sales from the Company’s All Other Operations segment to its Distribution segment.
     The Company’s operations are predominantly in the United States. The Company’s customer base is diverse with no single customer accounting for more than 0.5% of total net sales.
     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Additionally, corporate operating expenses are allocated to each segment based on sales dollars. However, sales associated with National Welders are excluded from the corporate operating expense allocation to All Other Operations as National Welders maintains its own corporate functions. Corporate assets have been allocated to the Distribution segment, intercompany sales are recorded on the same basis as sales to third parties, and intercompany transactions are eliminated in consolidation. See Note 3 for the impact of acquisitions and divestitures on the operating results of each segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(23) SUMMARY BY BUSINESS SEGMENT – (Continued)
     Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the Company’s consolidated financial statements and, accordingly, are reported on the same basis below.

		All Other
(In thousands)	Distribution	Operations	Eliminations	Combined
Fiscal 2007
Gas and rent	$1,399,186	$485,209	$(60,934)	$1,823,461
Hardgoods	1,292,628	94,462	(5,500)	1,381,590

Total net sales	2,691,814	579,671	(66,434)	3,205,051

Cost of products sold, excluding depreciation expense	1,355,367	278,157	(66,434)	1,567,090
Selling, distribution, and administrative expenses	953,858	195,308	—	1,149,166
Depreciation expense	109,455	29,363	—	138,818
Amortization expense	6,426	2,099	—	8,525

Operating income	266,708	74,744	—	341,452

Assets	2,401,500	931,957	—	3,333,457
Capital expenditures	196,569	47,014	—	243,583

		All Other
(In thousands)	Distribution	Operations	Eliminations	Combined
Fiscal 2006
Gas and rent	$1,238,612	$415,560	$(54,242)	$1,599,930
Hardgoods	1,157,326	77,870	(5,516)	1,229,680

Total net sales	2,395,938	493,430	(59,758)	2,829,610

Cost of products sold, excluding depreciation expense	1,223,435	238,301	(59,758)	1,401,978
Selling, distribution, and administrative expenses	864,192	167,140	—	1,031,332
Depreciation expense	95,615	26,781	—	122,396
Amortization expense	4,230	916	—	5,146

Operating income	208,466	60,292	—	268,758

Assets	1,931,205	543,207	—	2,474,412
Capital expenditures	176,019	38,174	—	214,193

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(23) SUMMARY BY BUSINESS SEGMENT – (Continued)

		All Other
(In thousands)	Distribution	Operations	Eliminations	Combined
Fiscal 2005
Gas and rent	$1,056,661	$318,748	$(49,300)	$1,326,109
Hardgoods	978,451	66,863	(3,641)	1,041,673

Total net sales	2,035,112	385,611	(52,941)	2,367,782

Cost of products sold, excluding depreciation expense	1,030,284	174,439	(52,941)	1,151,782
Selling, distribution, and administrative expenses	761,227	141,241	—	902,468
Depreciation expense	81,419	24,195	—	105,614
Amortization expense	4,943	521	—	5,464

Operating income	157,239	45,215	—	202,454

Assets	1,872,213	419,650	—	2,291,863
Capital expenditures	133,310	34,667	—	167,977
(24) SUPPLEMENTARY INFORMATION (UNAUDITED)
     This table summarizes the unaudited results of operations for each quarter of fiscal 2007 and 2006:

(In thousands, except per share amounts)	First	Second	Third	Fourth
2007
Net sales	$773,036	$790,747	$787,407	$853,861
Operating income (b)	78,906	84,263	85,330	92,953
Net earnings (b),(c)	38,652	39,547	32,483	43,735
Basic earnings per share (a),(b),(c)	$0.50	$0.51	$0.42	$0.56
Diluted earnings per share (a),(b),(c)	$0.48	$0.49	$0.40	$0.54

2006
Net sales	$678,125	$702,182	$702,407	$746,896
Operating income (d)	63,004	63,023	68,989	73,742
Net earnings (d),(e)	29,647	29,622	30,825	33,458
Basic earnings per share (a),(d),(e)	$0.39	$0.39	$0.40	$0.43
Diluted earnings per share (a),(d),(e)	$0.38	$0.38	$0.39	$0.42

a)	Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each quarter. Therefore, the sum of the quarterly earnings per share does not necessarily equal the full year earnings per share disclosed on the Consolidated Statement of Earnings.

b)	The quarterly results for fiscal 2007 include stock based compensation expense of approximately $3.9 million ($2.7 million after tax), or $0.03 per diluted share per quarter, due to the adoption of SFAS 123R, Share- Based Payment, utilizing the modified prospective method, no stock based compensation expense was reflected in prior periods. Additionally, the results include a charge of $12.1 million ($7.9 million after tax), or approximately $0.10 per diluted share, in the fiscal third quarter for the early extinguishment of debt.

c)	The quarterly results for fiscal 2007 also include a one-time tax benefit in the first fiscal quarter of $1.8 million, or $0.02 per diluted share, related to a change in the state income tax law in Texas.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(24) SUPPLEMENTARY INFORMATION (UNAUDITED) – (Continued)
d)	The quarterly results for fiscal 2006 include a second quarter loss of $2.8 million ($1.7 million after tax), or $0.02 per diluted share, from hurricanes Katrina and Rita.
e)	The quarterly results for fiscal 2006 also include a third quarter loss of $3.1 million ($1.9 million after tax), or $0.02 per diluted share, from the divestiture of Rutland Tool; and a fourth quarter after tax charge of $2.5 million, or $0.03 per diluted share, recorded as a cumulative effect of a change in accounting principle reflecting the adoption of FIN 47.
(25) SUBSEQUENT EVENT
     On May 8, 2007, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.09 per share. The dividend is payable June 29, 2007 to stockholders of record as of June 15, 2007. See Note 13 For the May 8, 2007 adoption of the stockholders rights plan.
(26) CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
     The obligations of the Company under its senior subordinated notes (“the Notes”) are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The guarantees are made fully and unconditionally on a joint and several basis. The Company’s joint venture operations, foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. The claims of creditors of Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.
     Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of March 31, 2007 and March 31, 2006 and for each of the years ended March 31, 2007, 2006 and 2005. As disclosed in Note (3) Acquisitions and Divestitures, the Company divested its subsidiary, Rutland Tool & Supply Co. (“Rutland Tool”), in December 2005. Accordingly, the operating results of Rutland Tool, which was a guarantor of the Company’s senior subordinated notes, have been reclassified in the Consolidating Statements of Earnings as discontinued operations for the years ended March 31, 2006 and 2005. Additionally, intercompany receivables and payables as of March 31, 2006 have been reclassified to conform to the current period presentation and stock issued for the employee stock purchase plan, previously reflected as net cash provided by operating activities for the years ended March 31, 2006 and 2005, has been reclassified as a source of cash from financing activities.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
March 31, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Cash	$—	$24,652	$1,279	$—	$25,931
Trade receivables, net	—	8,885	184,779	—	193,664
Intercompany receivable/(payable)	—	1,177	(1,177)	—	—
Inventories, net	—	232,790	17,518	—	250,308
Deferred income tax asset, net	22,342	10,383	(1,721)	—	31,004
Prepaid expenses and other current assets	17,878	27,156	3,558	—	48,592

Total current assets	40,220	305,043	204,236	—	549,499

Plant and equipment, net	15,990	1,642,278	207,150	—	1,865,418
Goodwill	—	742,114	90,048	—	832,162
Other intangible assets, net	—	58,037	4,898	—	62,935
Investments in subsidiaries	2,558,871	—	—	(2,558,871)	—
Other non-current assets	8,408	12,176	2,859	—	23,443

Total assets	$2,623,489	$2,759,648	$509,191	$(2,558,871)	$3,333,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$849	$129,179	$16,357	$—	$146,385
Accrued expenses and other current liabilities	89,651	128,366	23,258	—	241,275
Current portion of long-term debt	30,000	5,915	4,381	—	40,296

Total current liabilities	120,500	263,460	43,996	—	427,956

Long-term debt, excluding current portion	1,198,400	9,910	101,409	—	1,309,719
Deferred income tax liability, net	(3,704)	333,599	43,351	—	373,246
Intercompany (receivable)/payable	176,448	(70,778)	(105,670)	—	—
Other non-current liabilities	6,463	25,712	7,788	—	39,963
Minority interest in affiliate	—	—	57,191	—	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	799	—	—	—	799
Capital in excess of par value	341,101	1,294,816	71,952	(1,366,768)	341,101
Retained earnings	792,433	902,320	286,138	(1,188,458)	792,433
Accumulated other comprehensive income	4,183	609	3,406	(4,015)	4,183
Treasury stock	(13,134)	—	(370)	370	(13,134)

Total stockholders’ equity	1,125,382	2,197,745	361,126	(2,558,871)	1,125,382

Total liabilities and stockholders’ equity	$2,623,489	$2,759,648	$509,191	$(2,558,871)	$3,333,457

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
March 31, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Cash	$—	$30,061	$4,924	$—	$34,985
Trade receivables, net	—	7,149	125,096	—	132,245
Intercompany receivable/(payable)	—	(4,113)	4,113	—	—
Inventories, net	—	211,319	18,204	—	229,523
Deferred income tax asset, net	21,988	9,239	(1,086)	—	30,141
Prepaid expenses and other current assets	7,289	20,713	3,620	—	31,622

Total current assets	29,277	274,368	154,871	—	458,516

Plant and equipment, net	18,285	1,194,523	185,949	—	1,398,757
Goodwill	—	488,317	77,757	—	566,074
Other intangible assets, net	—	22,362	3,886	—	26,248
Investments in subsidiaries	1,940,670	—	—	(1,940,670)	—
Other non-current assets	15,491	6,394	2,932	—	24,817

Total assets	$2,003,723	$1,985,964	$425,395	$(1,940,670)	$2,474,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$3,057	$122,078	$18,617	$—	$143,752
Accrued expenses and other current liabilities	112,396	66,241	21,364	—	200,001
Current portion of long-term debt	125,751	561	5,589	—	131,901

Total current liabilities	241,204	188,880	45,570	—	475,654

Long-term debt, excluding current portion	549,382	2,450	83,894	—	635,726
Deferred income tax liability, net	4,372	280,404	43,042	—	327,818
Intercompany (receivable)/payable	257,995	(148,123)	(109,872)	—	—
Other non-current liabilities	3,611	25,242	2,011	—	30,864
Minority interest in affiliate	—	—	57,191	—	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	786	—	—	—	786
Capital in excess of par value	289,598	894,898	71,955	(966,853)	289,598
Retained earnings	665,158	741,623	228,662	(970,285)	665,158
Accumulated other comprehensive income	4,751	590	3,312	(3,902)	4,751
Treasury stock	(13,134)	—	(370)	370	(13,134)

Total stockholders’ equity	947,159	1,637,111	303,559	(1,940,670)	947,159

Total liabilities and stockholders’ equity	$2,003,723	$1,985,964	$425,395	$(1,940,670)	$2,474,412

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Earnings
Year Ended
March 31, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net Sales	$—	$2,939,912	$265,139	$—	$3,205,051
Costs and Expenses
Costs of products sold (excluding depreciation)	—	1,454,162	112,928	—	1,567,090
Selling, distribution and administrative expenses	6,593	1,039,066	103,507	—	1,149,166
Depreciation	6,074	115,202	17,542	—	138,818
Amortization	—	7,958	567	—	8,525

Operating Income (Loss)	(12,667)	323,524	30,595	—	341,452

Interest (expense) income, net	(74,369)	19,146	(4,957)	—	(60,180)
(Discount) gain on securitization of trade receivables	—	(81,487)	67,857	—	(13,630)
Loss on the extinguishment of debt	(12,099)	—	—	—	(12,099)
Other income (expense), net	(82)	(1,543)	3,226	—	1,601

Earnings (loss) before income taxes and minority interest	(99,217)	259,640	96,721	—	257,144
Income tax benefit (expense)	34,555	(98,941)	(35,497)	—	(99,883)
Minority interest in earnings of consolidated affiliate	—	—	(2,845)	—	(2,845)
Equity in earnings of subsidiaries	219,078	—	—	(219,078)	—

Net Earnings	$154,416	$160,699	$58,379	$(219,078)	$154,416

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Earnings
Year Ended
March 31, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$2,608,146	$221,464	$—	$2,829,610
Costs and Expenses
Costs of products sold (excluding depreciation)	—	1,306,924	95,054	—	1,401,978
Selling, distribution and administrative expenses	24,135	912,700	94,497	—	1,031,332
Depreciation	7,518	98,984	15,894	—	122,396
Amortization	—	4,992	154	—	5,146

Operating Income (Loss)	(31,653)	284,546	15,865	—	268,758

Interest (expense) income, net	(72,767)	22,781	(3,826)	—	(53,812)
(Discount) gain on securitization of trade receivables	—	(73,990)	64,619	—	(9,371)
Other income (expense), net	19,784	(18,006)	684	—	2,462

Earnings (loss) before income taxes and minority interest	(84,636)	215,331	77,342	—	208,037
Income tax benefit (expense)	29,623	(79,415)	(28,074)	—	(77,866)
Minority interest in earnings of consolidated affiliate	—	—	(2,656)	—	(2,656)
Equity in earnings of subsidiaries	178,564	—	—	(178,564)	—
Loss from discontinued operations,net of tax	—	(1,424)	—	—	(1,424)
Cumulative effect of a change in accounting principle, net of tax	—	(2,296)	(244)	—	(2,540)

Net Earnings	$123,551	$132,196	$46,368	$(178,564)	$123,551

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Earnings
Year Ended
March 31, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$2,173,444	$194,338	$—	$2,367,782
Costs and Expenses
Costs of products sold (excluding depreciation)	—	1,069,711	82,071	—	1,151,782
Selling, distribution and administrative expenses	31,690	786,050	84,728	—	902,468
Depreciation	7,410	84,093	14,111	—	105,614
Amortization	99	5,269	96	—	5,464

Operating Income (Loss)	(39,199)	228,321	13,332	—	202,454

Interest (expense) income, net	(70,493)	23,228	(3,980)	—	(51,245)
(Discount) gain on securitization of trade receivables	—	(61,185)	56,474	—	(4,711)
Other income (expense), net	21,249	(20,686)	566	—	1,129

Earnings (loss) before income taxes and minority interest	(88,443)	169,678	66,392	—	147,627
Income tax benefit (expense)	30,955	(61,538)	(23,678)	—	(54,261)
Minority interest in earnings of consolidated affiliate	—	—	(1,808)	—	(1,808)
Equity in earnings of subsidiaries	149,510	—	—	(149,510)	—
Income from discontinued operations, net of tax	—	464	—	—	464

Net Earnings	$92,022	$108,604	$40,906	$(149,510)	$92,022

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(102,808)	$390,032	$30,931	$—	$318,155

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,012)	(215,532)	(24,039)	—	(243,583)
Proceeds from sale of plant
and equipment	177	6,835	1,673	—	8,685
Proceeds from divestiture	—	—	—	—	—
Business acquisitions, holdbacks and settlements of acquisition related liabilities	—	(657,286)	(30,606)	—	(687,892)
Other, net	(572)	25	73	—	(474)

Net cash used in investing activities	(4,407)	(865,958)	(52,899)	—	(923,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,480,984	15,743	94,737	—	1,591,464
Repayment of debt	(926,827)	(2,930)	(78,429)	—	(1,008,186)
Financing costs	(5,103)	—	—	—	(5,103)
Premium paid on call of senior subordinated notes	(10,267)	—	—	—	(10,267)
Minority interest in earnings	—	—	(2,845)	—	(2,845)
Proceeds from the exercise of stock options	15,107	—	—	—	15,107
Stock issued for employee stock purchase plan	—	11,951	—	—	11,951
Tax benefit realized from the exercise of stock options	9,013	—	—	—	9,013
Dividends paid to stockholders	(21,980)	—	—	—	(21,980)
Cash overdraft	16,901	—	—	—	16,901
Inter-company	(450,613)	445,753	4,860	—	—

Net cash provided by financing activities	107,215	470,517	18,323	—	596,055

CHANGE IN CASH	$—	$(5,409)	$(3,645)	$—	$(9,054)
Cash – Beginning of year	—	30,061	4,924	—	34,985

Cash – End of year	$—	$24,652	$1,279	$—	$25,931

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash provided by (used in) operating activities	$(13,484)	$261,618	$103,501	$—	$351,635

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,161)	(183,651)	(27,381)	—	(214,193)
Proceeds from sale of plant and equipment	104	5,143	2,955	—	8,202
Proceeds from divestiture	—	14,562	—	—	14,562
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(128,742)	(24,686)	—	(153,428)
Other, net	749	(390)	(189)	—	170

Net cash used in investing activities	(2,308)	(293,078)	(49,301)	—	(344,687)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	478,848	2,363	87,168	—	568,379
Repayment of debt	(512,718)	(6,388)	(87,426)	—	(606,532)
Purchase of treasury stock	(12,771)	—	—	—	(12,771)
Minority interest in earnings	—	—	(2,656)	—	(2,656)
Minority stockholder note repayment	—	—	21,000	—	21,000
Proceeds from exercise of stock options	19,707	—	—	—	19,707
Stock issued for employee stock purchase plan	—	10,534	—	—	10,534
Dividends paid to stockholders	(18,449)	—	—	—	(18,449)
Cash overdraft	16,530	—	(345)	—	16,185
Inter-company	44,645	25,672	(70,317)	—	—

Net cash provided by (used in) financing activities	15,792	32,181	(52,576)	—	(4,603)

CHANGE IN CASH	$—	$721	$1,624	$—	$2,345
Cash – Beginning of year	—	29,340	3,300	—	32,640

Cash – End of year	$—	$30,061	$4,924	$—	$34,985

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash provided by (used in) operating activities	$(35,408)	$234,841	$12,977	$—	$212,410

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,890)	(136,231)	(27,856)	—	(167,977)
Proceeds from sale of plant and equipment	50	3,761	1,550	—	5,361
Proceeds from divestiture	—	828	—	—	828
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(186,000)	(5,820)	—	(191,820)
Other, net	267	—	(96)	—	171

Net cash used in investing activities	(3,573)	(317,642)	(32,222)	—	(353,437)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	547,762	2,069	71,619	—	621,450
Repayment of debt	(436,768)	(1,321)	(56,595)	—	(494,684)
Financing costs	(2,531)	—	—	—	(2,531)
Termination of interest rate hedge	3,948	—	—	—	3,948
Minority interest in earnings	—	—	(1,808)	—	(1,808)
Proceeds from exercise of stock options	20,374	—	—	—	20,374
Stock issued for employee stock purchase plan	—	9,907	—	—	9,907
Dividends paid to stockholders	(13,643)	—	—	—	(13,643)
Cash overdraft	5,592	—	—	—	5,592
Inter-company	(85,753)	77,917	7,836	—	—

Net cash provided by financing activities	38,981	88,572	21,052	—	148,605

CHANGE IN CASH	$—	$5,771	$1,807	$—	$7,578
Cash – Beginning of year	—	23,569	1,493	—	25,062

Cash – End of year	$—	$29,340	$3,300	$—	$32,640

SCHEDULE II
AIRGAS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2007, 2006 and 2005
(In thousands of dollars)

	Column A	Column B	Column C	Column D		Column E
		Additions
	Balance at	Charged to	Charged			Balance
	Beginning	Costs and	to Other			at End of
Description	of Period	Expenses	Accounts	Deductions		Period
2007
Accounts receivable – allowances for doubtful accounts	$14,782	$11,150	$1,938 (1)	$(12,178	) (2)	$15,692
Insurance reserves	30,664	87,357	—	(83,175	) (3)	34,846
Deferred tax asset valuation allowance	6,347	—	—	(915	) (4)	5,432

2006
Accounts receivable – allowances for doubtful accounts	$11,108	$12,747	$1,496 (1)	$(10,569	) (2)	$14,782
Insurance reserves	30,924	73,529	—	(73,789	) (3)	30,664
Deferred tax asset valuation allowance	8,437	—	—	(2,090	) (4)	6,347

2005
Accounts receivable – allowances for doubtful accounts	$7,294	$7,714	$3,796 (1)	$(7,696	) (2)	$11,108
Insurance reserves	29,451	72,045	—	(70,572	) (3)	30,924
Deferred tax asset valuation allowance	9,922	—	—	(1,485	) (4)	8,437

(1)	Principally reflects collections on accounts previously written-off less the allowance for doubtful accounts of businesses sold.

(2)	Write-off of uncollectible accounts.

(3)	Payments of insurance premiums and claims.

(4)	Represents revised estimates of the realizability of certain tax benefits associated with state tax net operating loss carryforwards along with changes due to the utilization and expiration of net operating loss carryforwards.